Form 10-K
period 2018-12-31
US CONCRETE INC
filed 2019-02-27
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission file number 001-34530
 U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
331 N. Main Street, Euless, Texas 76039
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (817) 835-4105
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $52.50 of the registrant’s common stock as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $732,340,560. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 16,646,789 shares of common stock, par value $.001 per share, of the registrant outstanding as of February 20, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant's 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2018

i

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “outlook,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

Known material factors that could cause our actual results to differ from those in the forward-looking statements also include those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

ii

PART I
Item 1.  Business

U.S. Concrete, Inc. is a Delaware corporation founded and incorporated in 1997. In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as "we," "us," "our," the "Company," or "U.S. Concrete," unless we specifically state otherwise, or the context or content indicates otherwise.

General

Our principal business is producing ready-mixed concrete and supplying aggregates in select geographic markets in the United States, U.S. Virgin Islands and Canada. We are a leading supplier for large-scale commercial and industrial, residential and infrastructure (including streets, highways and other public works) construction projects in high-growth markets across the country. We hold leading ready-mixed concrete market positions in New York, Philadelphia, San Francisco, Dallas-Fort Worth and Washington, D.C., and our materials have been used in some of the most complex and highly specialized construction projects of the last decade. U.S. Concrete has continued to grow both organically and through a series of strategic acquisitions of independent producers in our target markets.

We operate principally in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania), Texas / Oklahoma, and the West Coast Region (which we define to include California and British Columbia, Canada) with those markets representing approximately 34%, 34% and 31%, respectively, of our consolidated revenue for 2018. We believe we are well positioned for strong growth in these attractive regions.

Total revenue for 2018 was $1.5 billion, of which we derived approximately 86.7% from our ready-mixed concrete segment, 9.1% from our aggregate products segment (excluding $46.1 million sold internally) and 4.2% from our other operations. For 2018, we had net income attributable to U.S. Concrete of $30.0 million.

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential and infrastructure. Ready-mixed concrete product revenue by type of construction activity for the past three years was:

	2018	2017	2016
Commercial and industrial	56%	56%	58%
Residential	25%	26%	26%
Infrastructure	19%	18%	16%

In 2017, we completed our largest acquisition to date with the purchase of Polaris Materials (“Polaris”), a construction aggregate producer in British Columbia, Canada. This acquisition added a significant amount of aggregates production and reserves to our portfolio. The Polaris acquisition represented a key step in our vertical integration growth strategy. Beyond our own traditional regions, we also serve aggregates-only markets in Southern California and Hawaii. Also in 2017, we acquired Corbett Aggregate Companies, LLC ("Corbett") located in Quinton, New Jersey, another significant step in vertically integrating our operations. Corbett provides a critical component to our aggregates needs in New York City, through our New York Sand & Stone business unit and their network of aggregates terminals.

In 2015, we completed a significant ready-mixed concrete acquisition of Ferrara Bros. Building Materials, in Queens, New York. This acquisition significantly expanded our footprint in New York City and allowed us to serve all five boroughs. In subsequent acquisitions in 2016, we completed a series of acquisitions of Jenna Concrete, Nycon Supply Co. and Kings Ready Mix as part of a strategy to strengthen and expand our New York City operations. These acquisitions expanded our ready-mixed concrete operations, adding New York as a major contributor to our success.

Our Competitive Strengths

Our competitive strengths lie in manufacturing and delivering high-performance concrete in challenging, urban markets. We are well positioned to supply large, complex projects through our unique plant networks in large metropolitan markets that are difficult to serve. Such projects include infrastructure projects with complex Federal Highway Administration or Federal Aviation Administration specifications and high levels of delivery requirements. Through this operational excellence, we can leverage our competitive strengths by testing and then sharing best practices among our operating units.

Our ability to source raw materials further adds to our operational excellence, continuing to enhance our competitive strengths. Our aggregate and sand vertical integration in areas of the country where aggregates are expensive and depleting, coupled with our water borne and strategically located docks further strengthens our self-supply model.

While zoning and permitting regulations make it difficult to permit new quarries and ready-mixed concrete plants in many of the markets we serve, the barriers to entry also make our market positions more valuable. Our ability to internally source aggregates requirements for our most challenging projects, and in every market we serve, gives us a distinct competitive strength.

Our comprehensive asset base enables greater efficiencies and asset utilization, while scale leverages purchasing power advantages and delivery and asset utilization efficiencies. To further enhance our asset base, we have increased our investment in technology to drive continued improvements, such as our proprietary dispatch and analytics system, Where’s My ConcreteTM.

Sustainability and environmentally friendly solutions continue to grow and be in high demand in our industry. We take pride in our leadership and commitment to deliver these critical solutions. We were the first company in the U.S. concrete industry to adopt the 2030 Challenge to develop Environmental Product Declarations ("EPD") for our ready-mixed concrete products. This challenge, issued by Architecture 2030, calls on architecture, planning and building industries worldwide to specify, design and manufacture products that meet specific carbon reduction targets between now and the year 2030. Our operating unit in Northern California, Central Concrete Supply Co., was the first of our business units to adopt the challenge, and our EPD adoption spread across the company. Currently, our operating units combined have over 13,000 EPDs.

Beyond EPDs, we have found a competitive strength in low CO2 concrete mix designs aimed at reducing a construction project's total carbon footprint. Our early development of EF® Technology lead to development and adoption of many CO2 reducing capabilities from raw material substitution to injecting CO2 into concrete mixes. Many of these sustainability measures also positively affect the performance of the final product, giving us a value proposition of multiple competitive strengths.

Our national research laboratory, while working closely with each of our regional laboratories, is developing industry leading solutions and ensuring local capability needs are met. Concrete mix design expertise and the ability to meet stringent specifications through the work of these labs is yet another competitive strength that ties the more upstream raw material sourcing and asset base to our downstream value-added products.

Our ability to replicate this model successfully through strategic acquisitions is another competitive strength. Our mergers and acquisitions team has deep industry relationships, which facilitate proprietary sourcing of successful acquisitions. A repeatable acquisition and integration process maximizes our synergies.

These strengths give us distinct competitive advantages, and together have allowed us to grow and continue our positive momentum into the future. The ability to self-supply aggregates and use our technical expertise to design and track our shipments, coupled with our intense focus on operational excellence will further our model of continuous improvement.

Our Business Strategy

We strive to be the top one or two producer in the ready-mixed concrete markets we serve and operate in some of the fastest growing and most attractive metropolitan markets in the United States, including New York, Philadelphia, San Francisco, Dallas/Fort Worth and Washington, D.C. These markets represent five of the top 12 metropolitan statistical areas.

Our business is uniquely local. Given the relatively low selling price of aggregates, transportation costs can quickly exceed the product cost. Further, due to the chemical reaction while in the mixer truck, concrete is a perishable product and must be unloaded within 60 to 90 minutes from being loaded from the concrete batch plant.

Our business strategies are (1) market focus, including growing our markets through acquisitions, (2) vertically integrate through aggregates, (3) do what we know, and (4) focus on growing profits.

Market focus - Go where the people are
Markets drive our strategic growth initiatives. There are 11 identified megaregions in the United States that drive 75% of the gross domestic product and house 70% of the nation’s population, but only represent 15% of the U.S. land mass. By focusing on these megaregions, we can be very deliberate on how and when we enter markets. Further, by being selective on which markets we want to be in and the projects we want to pursue, we can spend more time on developing relationships with the targets we prioritize. We are focused on building strong, defensible positions in strong, growing and vibrant markets, which are virtually impossible to replicate.

Vertically integrate through aggregates
Our ready-mixed concrete operations consume a significant amount of aggregates. Aggregates are a major component in ready-mixed concrete, comprising approximately 75% by weight. We believe those ready-mixed concrete operations where we are vertically integrated through aggregates have a competitive advantage. Internally sourcing aggregates provides a consistent and reliable stream of raw materials for our ready-mixed concrete operations. In addition to consuming high margin aggregates internally, third party sales are available for other aggregate products. These high margin sales enhance our profitability. Aggregates also provide an additional growth segment for the Company to expand through strategic acquisitions.

Do what we know
We would expect to be a leading supplier of building materials in our current and future markets. We are dedicated to increasing our aggregates positions and related downstream products, such as ready-mixed concrete, in the future.

Drive margin improvement
We are focused on driving continuous improvement, resulting in increasing profit margins. We are best in class in ready-mixed concrete margins, but there is still more work to be done. We will continue to push new technology, sales programs, raw material sourcing, and any opportunity to drive more profit while operating safely.

Our Industry

Ready-mixed concrete manufacturers produce concrete and deliver it in an unhardened state to end users, such as contractors, who then pour and form the concrete at construction sites. Downstream applications include commercial, industrial, residential, infrastructure, and other construction sectors. The industry is composed of varying sized family owned businesses to multi-national corporations. As concrete is a perishable product, production facilities are typically located within 60 to 90 minutes from construction projects. The National Ready Mixed Concrete Association (“NRMCA”) estimated there were about 5,500 ready-mixed concrete plants and 55,000 ready-mixed concrete mixer trucks that delivered approximately 351 million cubic yards of product to the point of placement, accounting for $35 billion in revenue across the United States in 2017.

The aggregates industry produces engineered granular materials consisting of crushed stone, gravel, and sand of varying mineralogies, manufactured to specific grades and sizes for use in downstream construction applications. Crushed stone, sand, and gravel are used as aggregate in foundations for infrastructure and buildings or as road base. Crushed stone is also an input to cement, concrete products, and personal consumer goods. The Phoenix Center for Advanced Legal & Economic Public Policy Studies estimates the aggregates industry generates $27 billion in annual revenue and accounts for more than 100,000 jobs. The industry is highly competitive, with more than 4,000 private companies and government agencies producing approximately 2.3 billion tons annually. Due to high transportation costs, approximately 90% of aggregates are consumed within 50 miles of the place of extraction.

The key industry drivers include infrastructure funding, residential construction spending, private nonresidential construction spending, fluctuations in interest rates, weather conditions, and national, regional and local economic conditions. Ready-mixed concrete and aggregates are used in streets and highways, foundations and suspended floors, tilt walls, transportation terminals, sporting stadiums and petrochemical plants, among other uses. Private investment is influenced by long-term interest rates. A low inflationary outlook and interest rate stability foster investment in construction markets, which increases the demand for ready-mixed concrete and aggregates.

Our Products

Ready-mixed concrete

Our standard ready-mixed concrete products consist of proportioned mixes we produce and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. Additionally, we believe our environmentally friendly technology initiative, which utilizes alternative materials and mix designs that result in lower CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

Our volumetric concrete operations, the largest volumetric operation in the country, expand our ready-mixed concrete delivery and service offerings primarily in Texas. Volumetric ready-mixed concrete trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allowing flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mixed trucks delivering special or short-loads to a job site. Because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete, which improves margins and reduces environmental impact.

We also provide portable and mobile concrete plants for high-volume or remote projects. Our fast-track mobilization business unit, U.S. Concrete On-Site, Inc., can dispatch a portable or mobile ready-mixed concrete plant anywhere in the continental U.S. These mobile solutions have reached an exceptional level of turnkey operations customized to deliver outstanding on-site solutions for all types of concrete construction, throughout the country. Not only are we providing industry leading concrete production operations to our customers, we are providing technical services and a substantial mitigation of risk with on-site production.

Aggregate products

We produce crushed stone, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 10.4 million tons of aggregates during the year ended December 31, 2018, with British Columbia, Canada representing 48%, Texas / Oklahoma representing 30%, New Jersey representing 19% and the U.S. Virgin Islands representing 3% of the total production. While we consume some of this production internally, we sell the majority of our aggregate products to third parties. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Other
Other products include our building materials stores, hauling operations, aggregates distribution terminals, a recycled aggregates operation and concrete blocks. Two specific products included in this category are ARIDUS® Rapid Drying Concrete technology and the Where’s My Concrete family of web and mobile applications.

ARIDUS Rapid Drying Concrete reduces the drying time and risks associated with excess moisture vapor in concrete slabs, enabling faster, more effective floor topping installations. ARIDUS was developed and patented by U.S. Concrete’s National Research Laboratory, USC Technologies, Inc., to address changes in environmental government regulations that limit or restrict volatile organic compounds in flooring adhesives.

Where’s My Concrete is our real-time cloud-based data delivery program that helps concrete producers provide value-added service and transparency to their customers, while improving their own business through critical analytics and operational efficiencies. We use this program in our operations as well as market it to third parties.

Sources and Availability of Raw Materials

We obtain most of the raw materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include water, cement and other cementitious materials (such as fly ash and slag), aggregates (stone, gravel, and sand), and chemical admixtures. A standard cubic yard of concrete typically weighs 4,125 pounds and includes approximately 250 pounds of water, 550 pounds of cementitious material, 1,525 pounds of sand, and 1,800 pounds of stone.

Cement is the binding agent used to bind water, crushed stone, and sand, in the production of ready-mixed concrete. Other industrial byproducts such as fly ash from coal burning power plants and slag from the manufacture of iron and silica fume have cementitious properties that allow it to be used as a substitute for cement, depending on specification. We purchase cementitious materials from a few suppliers in each of our major geographic markets. Aggregates are typically produced locally and are procured from a network of internal and external suppliers in each of our markets. In 2018, our ready-mixed concrete businesses purchased 32% of their aggregate products needs from internally operated quarries and sites. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Inventory levels do not decline significantly or comparatively with declines in revenue during seasonally lower periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available.

Competition

The ready-mixed concrete industry is highly competitive. Our leadership position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, such as residential construction. However, the ability to meet demanding specifications for strength or sustainability, timeliness of delivery and consistency of quality and service, in addition to price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries of operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions, which could provide them a competitive advantage over us.

Employees

As of December 31, 2018, we had 740 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel and 2,561 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

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

We have conducted Phase I environmental site assessments, which are non-intrusive investigations conducted to evaluate the potential for significant on-site environmental impacts, on substantially all the real properties we own or lease and have engaged independent environmental consulting firms to complete those assessments. We have not identified any environmental concerns associated with those properties that we believe are likely to have a material adverse effect on our business, financial position, results of operations, or cash flows, but we can provide no assurance material liabilities will not occur. In addition, our compliance with any amended, new or more stringent laws, stricter interpretations of existing laws, or the future discovery of environmental conditions could require additional, material expenditures.

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. We purchased certain emissions credits for $2.8 million in the third quarter of 2018 to expand our sales capacity in California for Polaris aggregate products.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website address, www.sec.gov. Our SEC filings are also available on our website, free of charge, at www.us-concrete.com as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.

Item 1A.  Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  These important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2019 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows, common stock price and the price of our debt.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial, or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

Business Risks

Our business depends on activity within the construction industry and the economic strength of our principal markets.
We serve substantially all end markets of the construction industry, and our results of operations are directly affected by the level of activity in the construction industry in the geographic markets we serve. Demand for our products, particularly in the commercial and industrial and residential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if a slow down in economic activity results in delays or cancellations of projects. During 2018, commercial and industrial construction and residential construction accounted for 56% and 25% of our ready-mixed concrete revenue, respectively. In addition, federal and state budget issues may hurt the funding available for infrastructure spending, particularly street, highway and other public works projects, which accounted for 19% of our revenue in 2018.

We operate principally in the Atlantic Region (New York, New Jersey, Washington, D.C. and Pennsylvania); Texas / Oklahoma; and West Coast with those markets representing approximately 34%, 34% and 31%, respectively, of our consolidated revenue for 2018. Our earnings depend on the economic strength of these markets because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in our principal markets, our results of operations and liquidity could be materially adversely affected.
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

In the past three years, we have completed numerous acquisitions. On an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

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

Tightening of mortgage lending or mortgage financing requirements, higher interest rates or the limitation of the home mortgage interest deduction and the property tax deduction could adversely affect the residential construction market and reduce the demand for new home construction.
Approximately 25% of our revenue for 2018 was from residential construction contractors. While mortgage lending conditions have improved and lending volumes have increased since 2010, tightening of mortgage lending, mortgage financing requirements or higher interest rates could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. In addition, the limitation of the home mortgage interest and property tax deductions could reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable and an overall increase in working capital.
Our ready-mixed concrete segment's revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During 2018, approximately 19% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, prolonged government shutdowns or reductions in government spending, may result in us experiencing delayed orders, delayed payments and declines in revenue, profitability and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

Our business is seasonal and subject to adverse weather.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and impede our ability to efficiently deliver concrete. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations and similar events. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. Severe drought conditions can also restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready-mixed concrete or aggregates industries or in our geographic markets could have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows.

Significant downturn in the construction industry may result in an impairment of our goodwill.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual impairment test, we may identify events or changes in circumstances that could indicate the fair value of one or more of our reporting units is below its carrying value. For example, a significant downturn in the construction industry may have an adverse effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, non-cash write-down of goodwill.

Our business depends of the availability of aggregate reserves or deposits and our ability to mine them economically.

Aggregates are a key component of ready-mixed concrete. In 2018, our ready-mixed concrete businesses purchased 32% of their aggregates needs from internally operated quarries and sites and 68% from third parties. In addition, in 2018, our aggregates segment sold $136.5 million of aggregates to third parties and $46.1 million of aggregates to our ready-mixed concrete operations, generating $41.6 million of Adjusted EBITDA.

Because aggregates are inexpensive, they are generally cost prohibitive to transport long distances, except in large quantities by water. As a result, access to local supplies of aggregates, whether mined locally or shipped there by water, is critical to the operations of our ready-mixed concrete business. One of our most significant challenges is finding aggregate deposits that we can mine economically with appropriate permits, either within our markets or in long-haul transportation corridors that can economically serve our markets. Due to urban growth, available quarrying locations have been reduced, and communities have imposed restrictions on mining, making aggregates supplies scarce in certain markets. If we are unable to access economical sources of aggregates either internally or from third parties, our business, financial condition, results of operations, liquidity and cash flows might be materially and adversely affected.

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

Residential construction and related demand for ready-mixed concrete has increased between 2012 and 2018. While cement prices increased as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in most of our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

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

As of December 31, 2018, approximately 34.6% of our employees were covered by collective bargaining agreements, which expire between 2018 and 2024. We are actively negotiating four of our contracts which had expired as of December 31, 2018. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multi-employer defined benefit plans may impact our financial condition, results of operations and cash flows.

We contribute to 17 multi-employer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multi-employer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by the financial crisis. The WRERA allowed multi-employer plan sponsors to elect to freeze their funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009) and sponsors of multi-employer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multi-employer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilitation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

Our overall profitability is sensitive to price changes and variations in sales volumes.

Generally, our customers are price-sensitive. Prices for our products are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Our overall profitability is sensitive to price changes, and variations in sales volumes and pricing could have a material adverse effect.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business and results of operations.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows. Remedies are available to us in the event of nonpayment, including liens or other legal remedies; however, cash flows may be delayed or we may receive significantly less than the amount owed to us. In the event of any customer's breach, we may also choose to renegotiate any agreement on less favorable terms, including with respect to price, for us to preserve the relationship with that customer.

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

•water usage;
•land usage;
•street and highway usage;
•noise levels; and
•health, safety and environmental matters.

In many instances, we must have various certificates, permits, or licenses to conduct our business. Our failure to maintain required certificates, permits, or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain new certificates, permits or licenses, could impede the implementation of any acquisitions.

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

The Sarbanes-Oxley Act of 2002 and other related rules and regulations, have increased the scope, complexity and cost of corporate governance. Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations that could require these firms to perform additional work as part of their financial statement audits. The Company’s costs to respond to these additional requirements may increase.

U.S. tax legislation enacted in 2017 may adversely affect our business, results of operations, financial condition and cash flows.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) extension and expansion of the bonus depreciation provisions; (3) creation of a new limitation on deductible interest expense; (4) repeal of the domestic production activities deduction; (5) enactment of a provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries; (6) further limitation of the deductibility of certain executive compensation; and (7) limitation of certain other deductions. During 2018, we completed our accounting for the income tax effects of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” and recorded additional income tax expense of $2.1 million as a reduction to the provisional tax benefits of $7.6 million recorded in the fourth quarter of 2017. In addition, we recognized additional income tax expense of $6.6 million to establish a valuation allowance related to the interest expense limitation carryforward attribute resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute. We also recorded income tax expense of $1.1 million related to the taxation of GILTI, which we have accounted for as a period cost. These items of additional income tax expense were the primary reasons our 2018 effective income tax rate of 34.9% was substantially higher than the U.S. federal statutory rate of 21.0%.

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

As of December 31, 2018, we had $600.0 million aggregate principal amount of outstanding 6.375% Senior Notes due 2024 ("2024 Notes") issued as securities pursuant to the Indenture, dated as of June 7, 2016, among the Company, certain subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the "Trustee") as supplemented to date (the "Indenture"). We and certain of our subsidiaries are also parties to a Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Third Loan Agreement provides for aggregate borrowings of up to $350.0 million subject to a borrowing base under the Revolving Facility. As of December 31, 2018, we had $15.0 million of outstanding borrowings under the Revolving Facility.

The covenants in the Third Loan Agreement and the Indenture allow us to incur additional indebtedness from other sources in certain circumstances.

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

•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase significantly if interest rates in general increase, because borrowings under our Revolving Facility bear interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	debt service requirements could make it more difficult for us to make payments on the 2024 Notes and our other indebtedness;

•	the interest limitation enacted as part of the Tax Act could increase our effective tax rate and income taxes payable; and

•	there would be a material adverse effect on our business and financial condition, if we were unable to refinance, service our indebtedness or obtain additional financing, as needed.

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

The terms of the Indenture and the Third Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 31, 2018, our Revolving Facility provided for unused borrowing capacity of up to $243.7 million.

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

We are a holding company and substantially all of our tangible assets are owned by our subsidiaries. As such, repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flows by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions or our permanently invested assertion may limit our ability to obtain cash from our subsidiaries. While the terms of the Indenture and the Third Loan Agreement limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

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

The Third Loan Agreement contains a fixed charge coverage ratio covenant if our Availability (as defined in the Third Loan Agreement) falls below a certain threshold. In addition, the Revolving Facility requires us to comply with various operational and other covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants contained in the Third Loan Agreement. If we were required to repurchase any of our debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Third Loan Agreement, the Lenders could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the assets securing their borrowings.

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

Our subsidiary, Polaris Materials Corporation, exposes us to legal, political and economic risks in Canada as well as currency exchange rate fluctuations that could negatively impact our business and financial results.

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

U.S. international trade policy is subject to change, including, for example, the government’s decision to renegotiate the North American Free Trade Agreement, which could cause an increase in customs duties that, in turn, could adversely affect intercompany transactions among operating subsidiaries in Canada and the U.S. and increase transaction costs with third-party suppliers and customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Ready-mixed concrete

The table below lists our concrete plant facilities as of December 31, 2018. While these plants are of varying ages, we believe they are generally in good condition, well maintained and sufficient for our current needs.

	Owned			Leased			2018 Production (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
Texas / Oklahoma	88	17	13	1	1	120	4,199
New Jersey / New York / Washington, D.C./ Pennsylvania	44	—	1	3	—	48	3,053
Northern California	20	—	4	2	—	26	2,212
U.S. Virgin Islands	3	—	—	1	—	4	82
Total	155	17	18	7	1	198	9,546

Aggregate products

The table below lists our aggregate facilities as of December 31, 2018.

Locations	Owned	Leased	Total	2018 Production (in thousands of tons)
British Columbia, Canada	—	1	1	4,971
Texas / Oklahoma	5	7	12	3,144
New Jersey	3	1	4	2,001
U.S. Virgin Islands	2	—	2	317
Total	10	9	19	10,433

We produce crushed stone aggregates, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, Canada and the U.S. Virgin Islands. We also lease another quarry to a third party who remits a royalty to us based on the volume of product produced and sold from the quarry. We sell our aggregates for use in commercial, industrial and public works projects or consume them internally in the production of ready-mixed concrete in the markets they serve.  Also included in our aggregate products segment are two distribution terminals in California to which we ship the aggregates we produce from our Canadian quarry. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Other

As of December 31, 2018, we also leased four aggregates distribution terminals in New York and one in New Jersey.

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

As of February 20, 2019, we had 154 holders of record of our common stock and approximately 27,800 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of shares of our common stock during the three month period ended December 31, 2018:

Calendar month	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)(2)
October 1 - October 31, 2018	450	$37.05	—	$50.0
November 1 - November 30, 2018	60,000	37.19	60,000	47.8
December 1 - December 31, 2018	121,466	36.73	121,100	43.3
Total	181,916	$36.88	181,100	$43.3

(1)
The total number of shares purchased includes (i) shares purchased pursuant to the share repurchase program described in footnote 2 below and (ii) shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
On March 1, 2017, our Board approved a share repurchase program that allows us to repurchase up to $50.0 million of our common stock until the earlier of March 31, 2020, or a determination by the Board to discontinue the program. The program does not obligate us to acquire any specific number of shares.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since the last trading day of 2013 with the cumulative total returns of the Russell 2000 index and a peer group selected by us (the "Peer Group"). The companies included in the Peer Group are Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc., Summit Materials, Inc. and Vulcan Materials Company. The graph assumes that the value of the investment in our common stock, the Russell 2000 index and each peer group was $100 on December 31, 2013 and is calculated assuming the quarterly reinvestment of dividends, as applicable.

Comparison of 5 Year Cumulative Total Return

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
U.S. Concrete, Inc.	$100.00	$125.72	$232.70	$289.44	$369.64	$155.90
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
Peer Group	$100.00	$99.82	$98.44	$144.08	$149.74	$104.59

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

Item 6.  Selected Financial Data

The following table provides selected consolidated financial data for the periods shown. The data has been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of future performance or results of operations. Our results include the impacts of business combinations in each of the five years shown below. All of the data in the table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	2018	2017	2016	2015	2014
	(in millions except per share data)
FOR THE YEAR
Revenue	$1,506.4	$1,336.0	$1,168.2	$974.7	$703.7
Income (loss) from continuing operations attributable to U.S. Concrete	$30.0	$26.1	$9.6	$(5.1)	$21.6
Loss from discontinued operations, net of taxes	$—	$(0.6)	$(0.7)	$(0.3)	$(1.0)
Net income (loss) attributable to U.S. Concrete	$30.0	$25.5	$8.9	$(5.4)	$20.6

PER SHARE INFORMATION
Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.82	$1.64	$0.63	$(0.36)	$1.59
Loss from discontinued operations, net of taxes	—	(0.04)	(0.04)	(0.02)	(0.07)
Net income (loss) per share attributable to U.S. Concrete - basic	$1.82	$1.60	$0.59	$(0.38)	$1.52

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.82	$1.57	$0.59	$(0.36)	$1.55
Loss from discontinued operations, net of taxes	—	(0.04)	(0.04)	(0.02)	(0.07)
Net income (loss) per share attributable to U.S. Concrete - diluted	$1.82	$1.53	$0.55	$(0.38)	$1.48

AS OF END OF YEAR
Total assets	$1,371.3	$1,276.1	$945.4	$681.7	$453.7
Total debt	$714.1	$693.4	$449.3	$275.6	$213.7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with Item 1A. Risk Factors and "Cautionary Statement Concerning Forward-Looking Statements" preceding Item 1 of this report.

Our Business

Our principal business is producing ready-mixed concrete and supplying aggregates in select geographic markets in the United States, U.S. Virgin Islands and Canada. We operate our business through two primary segments, which are ready-mixed concrete and aggregate products. The results of operations for certain previously sold precast operations have been included in discontinued operations for 2016 and 2017.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 86.7% of our revenue for 2018) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, Northern California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 9.1% of our revenue for 2018, excluding $46.1 million of intersegment sales) produces crushed stone, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands, and British Columbia, Canada. We sell aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 10.4 million tons of aggregates during 2018, with British Columbia, Canada representing 48%, Texas / Oklahoma representing 30%, New Jersey representing 19% and the U.S. Virgin Islands representing 3% of the total production. We consumed 32% of our aggregate production internally and sold 68% to third-party customers in 2018. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own one quarry in West Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Overview

The geographic markets for our products are generally local, except for our Canadian aggregate products operation, which primarily serves markets in California. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of those types of projects.

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

Our ready-mixed concrete sales volume in 2018 increased 6.3% to 9.5 million cubic yards from 9.0 million cubic yards in 2017. Sales volume for 2018 was up compared to 2017, primarily due to increased construction activity and acquisitions completed in 2018 and the latter portion of 2017. In addition, our average ready-mixed concrete sales price rose 1.2% from 2017 to 2018, resulting in the 8th consecutive year of increased average selling prices.

We were able to leverage efficiencies to drive incremental margins on higher volume during 2018. Partially offsetting these improvements was higher cement and aggregate costs, some of which we were not able to pass through to our customers. We continue to closely monitor our operating costs and capital expenditures.

In September 2017, Hurricanes Irma and Maria made landfall in the U.S. Virgin Islands ("USVI"). These storms resulted in extensive damage, flooding and power outages throughout the islands for an extended period of time. We recorded impairments related to inventory and property, plant and equipment of approximately $1.1 million in 2017. In addition, during the fourth quarter of 2017, based on the uncertainty of the timing of the business recovery and its impact on our projected cash flows, we recorded a non-cash goodwill impairment charge of $5.8 million, representing a full impairment of the goodwill related to our USVI operations. Although we had not fully restored our operations by the end of 2018, our USVI volume and revenue had returned to pre-hurricane levels.

Basis of Presentation

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our income from continuing operations, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, hurricane-related losses, net of recoveries and derivative loss (income). Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture.  See Note 19, "Segment Information," to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

Acquisitions and Divestitures

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in our Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete and aggregate products operations in West Texas. In addition, we completed eight acquisitions during 2017, which expanded our ready-mixed concrete operations in Northern California, facilitated vertical integration on the West Coast and expanded our aggregates operations in the Atlantic Region. During 2018, we sold our Dallas/Fort Worth area lime operations, a Michigan aggregates property, and an aggregates operation in New Jersey that no longer fit into our operating plans.

For additional information on our acquisitions, see Note 2, "Business Combinations" to our consolidated financial statements included in this report.

Results of Operations

2018 Compared to 2017

($ in millions except selling prices)	2018		2017		Increase / (Decrease)	% Change(1)
Revenue	$1,506.4	100.0%	$1,336.0	100.0%	$170.4	12.8%
Cost of goods sold before depreciation, depletion and amortization	1,212.2	80.5	1,056.6	79.1	155.6	14.7
Selling, general and administrative expenses	126.5	8.4	119.2	8.9	7.3	6.1
Depreciation, depletion and amortization	91.8	6.1	67.8	5.1	24.0	35.4
Change in value of contingent consideration	—	—	7.9	0.6	(7.9)	NM
Impairment of goodwill and other assets	1.3	0.1	6.2	0.5	(4.9)	(79.0)
Gain on sale of business and assets, net	(15.3)	(1.0)	(0.7)	(0.1)	14.6	NM
Operating income	89.9	6.0	79.0	5.9	10.9	13.8
Interest expense, net	46.4	3.1	42.0	3.1	4.4	10.5
Derivative loss	—	—	0.8	0.1	(0.8)	NM
Loss on extinguishment of debt	—	—	0.1	—	(0.1)	NM
Other income, net	(4.6)	(0.3)	(2.5)	(0.2)	2.1	84.0
Income from continuing operations before income taxes	48.1	3.2	38.6	2.9	9.5	24.6
Income tax expense	16.8	1.1	12.4	0.9	4.4	35.5
Income from continuing operations	31.3	2.1	26.2	2.0	5.1	19.5
Loss from discontinued operations, net of taxes	—	—	(0.6)	—	(0.6)	NM
Net income	31.3	2.1	25.6	1.9	5.7	22.3
Less: Net income attributable to non-controlling interest	(1.3)	(0.1)	(0.1)	—	(1.2)	NM
Net income attributable to U.S. Concrete	$30.0	2.0%	$25.5	1.9%	$4.5	17.6%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$136.42		$134.86		$1.56	1.2%
Sales volume in thousand cubic yards	9,546		8,984		562	6.3%
Aggregate Products Data:
Average selling price per ton (2)	$11.28		$12.92		$(1.64)	(12.7)%
Sales volume in thousand tons	11,110		6,197		4,913	79.3%

(1) "NM" is defined as "not meaningful."
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

Revenue. Our 2018 total revenue grew by $170.4 million, or 12.8%, year-over-year primarily driven by contributions from our acquisitions. We estimate that acquisitions completed after April 1, 2017 accounted for approximately $154.7 million, or 90.8%, of our 2018 revenue increase. As our business is seasonal and subject to adverse weather, our 2018 results were negatively impacted by inclement weather in various regions and during various periods of the year. Ready-mixed concrete sales grew by $93.5 million, or 7.7%, driven by a 6.3% increase in sales volume and a 1.2% increase in our average selling price. Sales of aggregate products rose to $182.6 million in 2018 from $90.7 million in 2017, an increase of $91.9 million, or 101.3%, due to a 79.3% increase in volume partially offset by a 12.7% decrease in average selling price. The aggregate products revenue increase included $43.8 million of shipping revenue attributable to Polaris Materials ("Polaris"), the construction aggregate producer in British Columbia, Canada, which we acquired near the end of 2017. Other product revenue and eliminations, which included aggregates distribution, building materials, lime slurry, hauling business, aggregate recycling, concrete block and eliminations of our intersegment sales, decreased by $15.0 million, or 46.4%, from $32.3 million in 2017, to $17.3 million in 2018, primarily due to decreased aggregates distribution sales and the impact of increased intersegment sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased $155.6 million, or 14.7%, in 2018 as compared to 2017, primarily attributable to the increase in revenue. The volume growth in our ready-mixed concrete segment resulted in higher material costs, delivery costs and variable costs, which primarily includes labor and benefits, shipping, utilities and repairs and maintenance. Our increased variable costs were primarily driven by Polaris' shipping expenses. Our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as operating additional locations and trucks in 2018. As a percentage of revenue, cost of goods sold before DD&A increased from 79.1% in 2017 to 80.5% in 2018.

Selling, general and administrative ("SG&A") expenses.  SG&A expenses for 2018 increased $7.3 million, or 6.1%, as compared to 2017.  The increase resulted from various factors, including: marketing and promotions, non-cash stock compensation expense, litigation settlement costs, the impact of additional costs of acquired businesses, and other general and administrative expenses incurred by our corporate and regional offices to support our growth initiatives and acquisition strategy. As a percentage of total revenue, SG&A expenses decreased from 8.9% in 2017 to 8.4% in 2018.

Depreciation, depletion and amortization.  DD&A expense for 2018 increased $24.0 million, or 35.4%, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions and depletion on acquired mineral deposits. Approximately 50% of the increase was attributable to Polaris.

Change in value of contingent consideration. We recorded net non-cash expense of less than $0.1 million for the revaluation of contingent consideration in 2018 compared to $7.9 million in 2017. These non-cash expenses were related to the fair value changes in contingent consideration associated with certain acquisitions. The key inputs in determining the fair value of our contingent consideration at December 31, 2018 included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, amount of reserves permitted and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss in each reporting period. The non-cash expense from fair value changes in contingent consideration in 2018 was primarily due to the offsetting changes in the probability-weighted assumptions related to the achievement of permitted reserves and those related to future EBITDA thresholds. The non-cash expense from fair value changes in contingent consideration in 2017 was primarily due to the changes in the probability-weighted assumptions related to the achievement of sales volumes and EBITDA thresholds.

Impairment of goodwill and other assets. We recorded a $1.3 million non-cash impairment in the second quarter of 2018 to reduce an aggregate property to its fair value. The asset was near the end of its economic life and was sold in the third quarter of 2018. In 2017, we recorded a non-cash impairment of $6.2 million, of which $5.8 million related to an impairment of goodwill for our USVI operations as a result of the fourth quarter annual goodwill impairment evaluation. The rest of the 2017 amount related to property, plant and equipment in the USVI that was destroyed by the hurricanes.

Gain on sale of business and assets, net. The net $15.3 million gain on sale of business and assets recorded in 2018 was primarily as a result of the divestiture of our lime operations in the third quarter of 2018. In addition, we recorded net gains on sales of excess vehicles and equipment in both 2018 and 2017.

Interest expense, net.  Net interest expense increased by $4.4 million, or 10.5%, to $46.4 million in 2018 from $42.0 million in 2017, primarily due to borrowings under our asset-based revolving credit facility (the "Revolving Facility") and an increase in capital leases.

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $16.8 million for 2018 and $12.4 million for 2017. For 2018, our effective tax rate differed substantially from the federal statutory rate primarily due to $6.6 million of additional income tax expense to record a valuation allowance for an interest expense limitation carryforward attribute resulting from the Tax Act (defined below), which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute. For 2017, our effective tax rate differed substantially from the federal statutory rate primarily due to the adjustment of our net deferred income tax liability to reflect the change in the federal statutory tax rate from 35% to 21%, for which we recorded a provisional non-cash $7.6 million deferred income tax benefit.

Under U.S. tax law, we treat our Canadian and USVI subsidiaries (collectively, “foreign subsidiaries”) as controlled foreign corporations. We consider the undistributed earnings of our foreign subsidiaries, if any, and other outside basis differences in our investments in our foreign subsidiaries to be indefinitely reinvested and no foreign withholding or other income taxes have been provided thereon. Due to the complexities in the tax laws, it is not practicable to estimate the amount of deferred incomes taxes not recorded that are associated with those earnings or other outside basis differences. We have not, nor do we currently anticipate in the foreseeable future, the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impacted us: (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) extension and expansion of the bonus depreciation provisions; (3) creation of a new limitation on deductible interest expense; (4) enactment of a new provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries; (5) repeal of the domestic production activities deduction; (6) further limitation of the deductibility of certain executive compensation; and (7) limitation of certain other deductions. During 2018, we completed our accounting for the income tax effects of the Tax Act and recognized $2.1 million of income tax expense as a reduction to the provisional tax benefits recognized in 2017.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation" under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 19, "Segment Information," to our consolidated financial statements in this report.

Ready-mixed concrete

($ in millions except selling prices)	2018	2017	Increase / (Decrease)	% Change
Ready-mixed Concrete Segment:
Revenue	$1,306.5	$1,213.0	$93.5	7.7%
Segment revenue as a percentage of total revenue	86.7%	90.8%
Adjusted EBITDA	$179.2	$185.8	$(6.6)	(3.6)%
Adjusted EBITDA as a percentage of segment revenue	13.7%	15.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard (1)	$136.42	$134.86	$1.56	1.2%
Sales volume in thousand cubic yards	9,546	8,984	562	6.3%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete sales provided 86.7% and 90.8% of our total revenue in 2018 and 2017, respectively. Segment revenue for 2018 increased $93.5 million, or 7.7%, over 2017 levels. We estimate that approximately $74.4 million of this increase, or 79.6%, was due to acquisitions completed after April 1, 2017. The 2018 revenue increase was driven by the 6.3% increase in sales volume, or 562 thousand cubic yards, and the 1.2% increase in our average selling price. The majority of the sales volume increase was in Texas and California. Increased volume provided $75.8 million, or 81.1%, of our ready-mixed concrete revenue growth, and the higher average selling price provided $17.7 million, or 18.9%, of our ready-mixed concrete revenue growth.

Adjusted EBITDA.  In 2018, our ready-mixed concrete Adjusted EBITDA decreased $6.6 million, or 3.6%, as compared to 2017. While our revenue for the segment increased, multiple weather events throughout the country during 2018, which when combined with costs relating to driver shortages and increased raw materials costs, hindered profitability. Our variable costs primarily consist of raw material costs, labor and benefits costs, utilities and delivery costs, all of which were higher in 2018 than in 2017. Our fixed costs primarily consist of property taxes, equipment rental, quality control, dispatch and plant management costs. In 2018, our fixed costs increased due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue decreased to 13.7% in 2018.

Aggregate products

($ in millions except selling prices)	2018	2017	Increase / (Decrease)	% Change
Aggregate Products Segment:
Sales to external customers	$136.5	$49.8
Intersegment sales	46.1	40.9
Total aggregate products revenue	$182.6	$90.7	$91.9	101.3%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	9.1%	3.7%
Adjusted EBITDA	$41.6	$27.2	$14.4	52.9%
Adjusted EBITDA as a percentage of segment revenue	30.5%	30.0%

Aggregate Products Data:
Average selling price per ton (1)	$11.28	$12.92	$(1.64)	(12.7)%
Sales volume in thousand tons	11,110	6,197	4,913	79.3%

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

Revenue.  Sales of our aggregate products provided 9.1% and 3.7% of our total revenue for 2018 and 2017, respectively, excluding intersegment sales of $46.1 million and $40.9 million, respectively. Segment revenue increased $91.9 million, or 101.3%, over prior year levels. We estimate that $86.8 million, or 94.5%, of the revenue increase was due to recent acquisitions, the most significant of which was Polaris.

We sell our aggregate products to external customers and internally to our ready-mixed concrete segment at market price. Our sales volume increased 4.9 million tons, which provided $63.5 million, or 69.1%, of our aggregate products revenue increase. Polaris shipping charges to deliver aggregate products to external customers, as well as other charges, all of which are included in revenue, increased $46.6 million, providing 50.7% of our increase in aggregate products revenue. The acquisitions of Corbett and Polaris in 2017 resulted in a shift in product mix, which resulted in an overall lower ASP for the segment in 2018 as compared to 2017.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $41.6 million in 2018 from $27.2 million in 2017, primarily reflecting the higher sales volume partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all rose due to the higher sales volumes. Our quarry fixed costs, which primarily include property taxes, equipment rental and plant management costs, were higher compared to the previous year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue improved to 30.5% in 2018 from 30.0% in 2017.

2017 Compared to 2016

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

($ in millions except selling prices)	2017		2016		Increase / Decrease	% Change
Revenue	$1,336.0	100.0%	$1,168.2	100.0%	$167.8	14.4%
Cost of goods sold before depreciation, depletion and amortization	1,056.6	79.1	922.3	79.0	134.3	14.6
Selling, general and administrative expenses	119.2	8.9	100.0	8.6	19.2	19.2
Depreciation, depletion and amortization	67.8	5.1	54.9	4.7	12.9	23.5
Change in value of contingent consideration	7.9	0.6	5.2	0.4	2.7	51.9
Impairment of goodwill and other assets	6.2	0.5	—	—	6.2	NM
Gain on sale of assets, net	(0.7)	(0.1)	(1.4)	(0.1)	(0.7)	(50.0)
Operating income	79.0	5.9	87.2	7.5	(8.2)	(9.4)
Interest expense, net	42.0	3.1	27.7	2.4	14.3	51.6
Derivative loss	0.8	0.1	19.9	1.7	(19.1)	(96.0)
Loss on extinguishment of debt	0.1	—	12.0	1.0	(11.9)	NM
Other income, net	(2.5)	(0.2)	(3.2)	(0.3)	(0.7)	(21.9)
Income from continuing operations before income taxes	38.6	2.9	30.8	2.6	7.8	25.3
Income tax expense	12.4	0.9	21.2	1.8	(8.8)	(41.5)
Income from continuing operations	26.2	2.0	9.6	0.8	16.6	172.9
Loss from discontinued operations, net of taxes	(0.6)	—	(0.7)	(0.1)	(0.1)	14.3
Net income	25.6	1.9	8.9	0.8	16.7	187.6
Less: Net income attributable to non-controlling interest	(0.1)	—	—	—	(0.1)	NM
Net income attributable to U.S. Concrete	$25.5	1.9%	$8.9	0.8%	$16.6	186.5%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.86		$130.35		$4.51	3.5%
Sales volume in thousand cubic yards	8,984		8,122		862	10.6%
Aggregate Products Data:
Average selling price per ton	$12.92		$11.97		$0.95	7.9%
Sales volume in thousand tons	6,197		5,563		634	11.4%

Revenue. Our 2017 total revenue grew by $167.8 million, or 14.4%, year-over-year primarily due to increased ready-mixed concrete sales both organically and through recent acquisitions. We estimate that acquisitions completed after January 1, 2016 accounted for approximately $101.8 million, or 60.6%, of our 2017 revenue increase. All of our major markets experienced higher total revenue for 2017 compared to 2016. Our 2017 results were negatively impacted by inclement weather in various regions and during various periods of the year, including Hurricanes Irma and Maria, which hit our USVI operations in September 2017. Because of these hurricanes, our USVI operations were essentially shut down for several months following the storms and were not fully operational at the end 2017.

Ready-mixed concrete sales grew by $152.0 million, or 14.3%, driven by a 10.6% increase in sales volume and a 3.5% increase in our average selling price. Sales of aggregate products rose to $90.7 million in 2017 from $76.4 million in 2016, an increase of $14.3 million, or 18.7%, due to an 11.4% increase in volume and a 7.9% increase in average selling price. Other product revenue and eliminations, which includes aggregates distribution, building materials, lime slurry, hauling business, aggregate recycling, concrete block and eliminations of our intersegment sales, increased by $1.5 million, or 4.9%, from $30.8 million in 2016, to $32.3 million in 2017, primarily due to increased aggregates distribution sales.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before DD&A increased $134.3 million, or 14.6%, in 2017 as compared to 2016, primarily attributable to the increase in revenue. The volume growth in our ready-mixed concrete segment resulted in higher material costs, delivery costs and plant variable costs. Our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. Cost of goods sold before DD&A also increased in 2017 due to higher self-insurance reserves for certain workers’ compensation and automobile liability losses, the margin impact of certain purchase accounting adjustments related to inventory and quarry dredge costs for a specific event. Cost of goods sold before DD&A includes the impact of costs in our USVI operations for September through December of 2017, including an impairment of inventory, with significantly lower corresponding revenue due to Hurricanes Irma and Maria. As a percentage of revenue, cost of goods sold before DD&A increased slightly.

Selling, general and administrative expenses.  SG&A expenses for 2017 increased $19.2 million, or 19.2% as compared to 2016.  The increase resulted from various factors, including: acquisition related professional fees, which increased $7.9 million; non-cash stock compensation expense, which increased $1.2 million due to the fair value of awards granted in 2017; higher personnel expenses, including certain officer transition expenses; and other general and administrative expenses by our corporate and regional offices to support our growth initiatives and acquisition strategy. As a percentage of total revenue, SG&A expenses increased from 8.6% in 2016 to 8.9% in 2017.

Depreciation, depletion and amortization.  DD&A expense for 2017 increased $12.9 million, or 23.5%, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $4.2 million related to our acquisitions.

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

Impairment of goodwill and other assets. We recorded a non-cash impairment of $6.2 million in 2017, of which $5.8 million related to an impairment of goodwill for our USVI operations as a result of the fourth quarter annual goodwill impairment evaluation. The remainder of the amount was related to destroyed property, plant and equipment also in our USVI operations.

Gain on sale of assets, net. We recorded a net gain on disposal of assets of $0.7 million in 2017 versus $1.4 million in 2016. Our gain on sale of assets in 2017 and 2016 included sales of excess vehicles and equipment. Our gain on sale of assets in 2016 was primarily related to land sales in Texas.

Operating income. Operating income decreased $8.2 million to $79.0 million in 2017 from $87.2 million in 2016. Operating income as a percentage of revenue decreased to 5.9% in 2017 as compared to 7.5% in 2016, primarily reflecting higher SG&A and DD&A expenses, as well as higher self-insurance reserves for certain workers’ compensation and automobile liability losses and the impact of hurricane losses. Partially offsetting these higher costs was an estimated $7.9 million contribution to operating income from our 2017 and 2016 acquisitions.

Interest expense, net.  Net interest expense increased by $14.3 million, or 51.6%, to $42.0 million in 2017 from $27.7 million in 2016, primarily related to higher debt levels, partially offset by lower effective interest rates in 2017 as compared to 2016.

Derivative loss. We recorded a non-cash loss on derivatives of $0.8 million in 2017 and $19.9 million in 2016 related to the fair value changes in our Warrants which expired on August 31, 2017. These non-cash losses were primarily due to increases in the price of our common stock.

Loss on extinguishment of debt. For 2016, we recorded a $12.0 million pre-tax loss on early extinguishment of debt. The loss consisted of a redemption premium of $8.5 million and a $3.5 million non-cash loss for the write-off of unamortized deferred financing costs.

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $12.4 million for 2017 and $21.2 million for 2016. For 2017, our effective tax rate differed substantially from the federal statutory rate primarily due to the adjustment to our net deferred income tax liability from the change to the federal statutory tax rate from 35% to 21%, for which we recorded a non-cash $7.6 million deferred income tax benefit. For 2016, our effective tax rate differed substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a $19.9 million non-cash derivative loss. The derivative loss was excluded from the calculation of our income tax provision, thus increasing our tax expense. In addition, certain state income taxes were calculated on bases different from pre-tax income (loss), which resulted in recording income tax expense in certain states with a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense or benefit to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit of $0.5 million for 2017 and $0.4 million for 2016 allocated to discontinued operations.

Under U.S. tax law, we have elected to treat our U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we would normally consider our undistributed earnings of our U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we would normally not record incremental U.S. income taxes thereon. As of December 31, 2017, our U.S. Virgin Islands subsidiaries had no undistributed earnings, which was due to recent losses.

Loss from discontinued operations, net of taxes.  The results of operations for our previously sold precast concrete units located in Pennsylvania, California and Arizona were included in discontinued operations for all periods presented. We recorded a pre-tax loss of $1.1 million and $1.2 million in 2017 and 2016, respectively, primarily related to real estate leases and subleases that expired by June 30, 2018.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 19, "Segment Information," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

($ in millions except selling prices)	2017	2016	Increase / (Decrease)	% Change
Ready-mixed Concrete Segment:
Revenue	$1,213.0	$1,061.0	$152.0	14.3%
Segment revenue as a percentage of total revenue	90.8%	90.8%
Adjusted EBITDA	$185.8	157.5	$28.3	18.0%
Adjusted EBITDA as a percentage of segment revenue	15.3%	14.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard (1)	$134.86	$130.35	$4.51	3.5%
Sales volume in thousand cubic yards	8,984	8,122	862	10.6%

(1) Calculation excludes certain ancillary revenue that is reported with the segment.

Revenue.  Our ready-mixed concrete sales provided 90.8% of our total revenue in both 2017 and 2016. Segment revenue for 2017 increased $152.0 million, or 14.3%, over 2016 levels. We estimate that approximately $90.1 million of this increase, or 59.3%, was due to acquisitions completed after January 1, 2016. The 2017 revenue increase was driven primarily by a 10.6% increase in sales volume, or 0.9 million cubic yards. Increased volume provided $112.4 million, or 73.9%, of our ready-mixed concrete revenue growth, and a 3.5% increase in average selling price provided $39.6 million, or 26.1%, of our ready-mixed concrete revenue growth. Our sales volume in 2017 was higher in all of our major metropolitan markets due to increased construction activity and acquisitions despite more adverse weather days. In addition, the average selling price increased in all of our major metropolitan markets in which we operate. Hurricanes Irma and Maria hit our USVI operations in September 2017 and had a negative impact on our ready-mixed concrete revenue, as our USVI operations were essentially shut down for several months following the storms and were not fully operational by the end of 2017.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased by $28.3 million, or 18.0%. We estimate that $17.3 million, or 61.1%, of our 2017 Adjusted EBITDA increase resulted from acquisitions completed after January 1, 2016. Driving the growth in Adjusted EBITDA was a 10.6% increase in sales volume and a 3.5% increase in our average selling price, which resulted in $152.0 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities and delivery costs, were all higher primarily due to the increased volume. Our fixed costs, which consist primarily of property taxes, equipment rental, quality control, dispatch and plant management costs, increased during 2017 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue increased to 15.3% in 2017. We were able to leverage increased efficiencies to drive incremental margins on higher volume.

Aggregate products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

($ in millions except selling prices)	2017	2016	Increase / (Decrease)	% Change
Aggregate Products Segment:
Sales to external customers	$49.8	$41.7
Intersegment sales	$40.9	34.7
Total aggregate products revenue	$90.7	$76.4	$14.3	18.7%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	3.7%	3.6%
Adjusted EBITDA	$27.2	$21.7	$5.5	25.3%
Adjusted EBITDA as a percentage of total aggregate products revenue	30.0%	28.4%

Aggregate Products Data:
Average selling price per ton (1)	$12.92	$11.97	$0.95	7.9%
Sales volume in thousand tons	6,197	5,563	634	11.4%
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

Revenue.  Sales of our aggregate products provided 3.7% and 3.6% of our total revenue for 2017 and 2016, respectively, excluding intersegment sales of $40.9 million and $34.7 million, respectively. Segment revenue increased $14.3 million, or 18.7%, over prior year levels. We estimate that $13.6 million, or 95.1%, of the revenue increase was due to recent acquisitions. Hurricanes Irma and Maria hit our USVI operations in September 2017 and had a negative impact on our aggregate products revenue, as our USVI operations were essentially shut down for several months following the storms and were not fully operational by the end of 2017.

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

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $27.2 million in 2017 from $21.7 million in 2016, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental and plant management costs, were higher compared to the previous year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue was 30.0% in 2017 and 28.4% in 2016.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Facility, which provides for aggregate borrowings of up to $350 million, subject to a borrowing base.

We ended 2018 with $20.0 million of cash and cash equivalents and had $243.7 million available for future borrowings under the Revolving Facility, providing total available liquidity of $263.7 million.

The following key financial measurements (in millions) reflect our financial condition as of December 31, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$20.0	$22.6
Working capital	$71.2	$103.2
Total debt(1)	$714.1	$693.4

(1) Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, notes payable and outstanding borrowings under the Revolving Facility.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could adversely affect our sales volumes and/or gross margins.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility ("Revolving Facility")

We have a senior secured asset-based credit facility with certain financial institutions named therein as lenders (the "Lenders") and Bank of America, N.A., as agent for the Lenders that provides for up to $350.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Loan Agreement, which matures August 31, 2022.

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of December 31, 2018, we were in compliance with all covenants under the Third Loan Agreement.

Senior Unsecured Notes due 2024

We have issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The 2024 Notes were issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 22, “Supplemental Condensed Consolidating Financial Information,” to our consolidated financial statements included in this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $99.5 million in remaining principal as of December 31, 2018.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, "Debt," to our consolidated financial statements included in this report.

Cash Flows

($ in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$122.8	$94.8	$116.0
Investing activities	(91.7)	(334.3)	(162.7)
Financing activities	(33.4)	186.3	118.6
Effect of exchange rates on cash and cash equivalents	(0.3)	—	—
Net increase (decrease) in cash	$(2.6)	$(53.2)	$71.9

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss including non-controlling interest. Net cash provided by operating activities in 2018 was $122.8 million compared to $94.8 million in 2017 and $116.0 million in 2016. Overall, the generation of cash from operations in 2018, 2017 and 2016 was driven primarily by the increase in revenue and operating performance of the Company, with 2017 being impacted by higher payments of interest and income taxes.

We used $91.7 million to fund investing activities in 2018, $334.3 million in 2017 and $162.7 million in 2016. We paid $72.3 million, $295.1 million and $127.9 million to fund acquisitions in 2018, 2017 and 2016, respectively. In addition, we incurred $39.9 million, $42.7 million and $40.4 million in 2018, 2017 and 2016, respectively, primarily to fund purchases of machinery and equipment as well as mixers, trucks and other vehicles to service our business. Investing activities also included proceeds from the sale of businesses and property, plant and equipment of $20.7 million, $3.5 million and $4.3 million during 2018, 2017 and 2016, respectively. Proceeds were higher in 2018 primarily from the sale of our Dallas / Fort Worth area lime operations.

We expect our capital expenditures for 2019 to be between $60.0 million and $70.0 million, including expenditures financed through capital leases, but excluding any acquisitions. These capital expenditures are planned primarily for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. In addition to financing certain of these expenditures through capital leases, we expect to fund these expenditures with cash flows from operations and existing cash and cash equivalents. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change.

Our net cash used in financing activities was $33.4 million in 2018 compared to net cash provided by financing activities of $186.3 million in 2017 and $118.6 million in 2016. Financing activities in 2018 included $6.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $29.6 million related to our capital leases and other financings and paid $5.9 million for contingent and deferred consideration obligations. We also repurchased 0.2 million shares of our common stock at a cost of $6.7 million during 2018 under the Second Share Repurchase Program.

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

Financing activities in 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of $200.0 million of our senior secured notes due 2018, including an $8.5 million redemption premium; and repayment of our then existing borrowings under our Revolving Facility. In addition, we made payments of $13.4 million related to our capital leases and other financings and paid $4.7 million for contingent and deferred consideration obligations.

Off-Balance Sheet Arrangements

Other than our operating leases, which are shown below, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. At December 31, 2018, we had $17.6 million of undrawn letters of credit outstanding. We are also contingently liable for performance under $36.6 million in performance bonds relating to our operations. For additional discussion on our operating leases, see Note 16, "Commitments and Contingencies," to our consolidated financial statements included in this report.

Commitments

The following are our contractual commitments associated with our indebtedness, lease obligations and acquisition-related contingent consideration and deferred payment obligations as of December 31, 2018 (in millions):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal on debt	$723.1	$30.8	$51.4	$32.5	$608.4
Interest on debt	214.0	41.3	79.7	77.1	15.9
Operating leases	94.2	18.5	27.2	17.2	31.3
Contingent consideration(1)	65.3	36.6	19.6	9.1	—
Deferred consideration payments (2)	7.3	4.2	2.5	0.3	0.3
Total	$1,103.9	$131.4	$180.4	$136.2	$655.9

(1)
Consists of estimated fair value of contingent consideration obligations, including accretion, associated with acquisitions completed from 2015 through 2018. The fair value of estimated payouts is based on probability weighted assumptions related to the achievement of various contractual provisions. As more fully described in Note 12, "Fair Value Disclosures," to our consolidated financial statements, changes in the fair value of these obligations will occur until to the final payment in 2023.

(2)	Consists of deferred consideration obligations, including accretion, associated with acquisitions.

The following are our commercial commitments as of December 31, 2018 (in millions):

Other commercial commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit	$17.6	$17.5	$—	$—	$0.1
Performance bonds	36.6	36.6	—	—	—
Total	$54.2	$54.1	$—	$—	$0.1

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued employment costs, income tax contingencies, self-insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2018, the total unrecognized tax benefit related to uncertain tax positions was $4.6 million.  We believe it is unlikely a reduction in our uncertain tax positions will occur within the next 12 months.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in this report for more information about our significant accounting policies. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. We have listed below those policies which we believe are critical and involve complex judgment in their application to our financial statements. Actual results in these areas could differ from our estimates.

Business Combinations

The acquisition method of accounting requires that we recognize the net assets acquired in business combinations at their acquisition date fair value. Goodwill is measured as the consideration transferred at the acquisition date in excess of the net fair value of the net assets acquired and liabilities assumed. The measurement of the fair value of net assets acquired requires considerable judgment. Although independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, the appraised values are usually based on significant estimates provided by management, such as forecasted revenue or profit.

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

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period they are determined, with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period will be recorded to our consolidated statements of operations. See Note 2, "Business Combinations," to our consolidated financial statements included in this report for additional information about our acquisitions.

Goodwill and Goodwill Impairment

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The impairment evaluation of goodwill is a critical accounting estimate because goodwill represented 17.5% of the Company's total assets at December 31, 2018, the evaluation requires the use of significant estimates and assumptions and considerable management judgment, and an impairment charge could be material to the Company's financial condition and its results of operations. We generally test for goodwill impairment in the fourth quarter of each year.

The Company's reporting units, which represent the level at which goodwill is tested for impairment, are based on the geographic regions within its operating segments. We estimate the fair value of our reporting units and compare the result to the reporting unit's carrying value. We generally estimate the fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our common stock and total outstanding debt. If the fair value exceeds the carrying value, the impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We completed our annual impairment assessment during the fourth quarter of 2018 as of October 1, 2018, and determined that there was no impairment. Our fair value estimates were determined using estimates and assumptions that we believed were reasonable at the time, including assumptions regarding future operating results for businesses we have recently acquired. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could significantly impact the calculated fair value of the reporting units, and could result in an impairment charge in the future. See Note 6, "Goodwill and Intangible Assets, Net," to our consolidated financial statements included in this report for additional information about our goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative accounting guidance related to the impairment or disposal of long-lived assets. We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project will be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those that we estimate. These differences could have a material effect on our future operating results. In the second quarter of 2018, we recorded a $1.3 million non-cash impairment for an aggregate property that was near the end of its economic life and was sold in the third quarter of 2018.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices and suitable for a company of our size and with our risk profile, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, claims development, safety practices, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for these self-insurance claims, which was classified in accrued liabilities and other long-term obligations, was $20.4 million as of December 31, 2018 and $19.2 million as of December 31, 2017.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when the temporary differences are expected to reverse.  In cases where the expiration date of tax loss carryforwards or other tax attributes or the projected operating results indicate that realization is not likely, we provide for a valuation allowance.

We have deferred tax assets resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances related to deferred tax assets could be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we are unable to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which the determination is made. Conversely, if we were to determine that we can realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to income tax expense in the period in which the determination is made. Based on these considerations, we had valuation allowances as of December 31, 2018 and 2017 of $9.2 million and $20.7 million, respectively, for certain deferred tax assets due to uncertainty regarding their ultimate realization.  In 2018, we established an additional valuation allowance of $6.6 million related to an interest expense limitation carryforward attribute resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute.

Additionally, the valuation allowance of $2.6 million related to our New Jersey state net operating losses was released due to recent state law changes that will allow us to utilize those attributes before they expire.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of unrecognized tax benefits. These differences, should they occur, will be reflected as increases or decreases to income tax expense in the period in which new information is available. See Note 14, "Income Taxes," to our consolidated financial statements included in this report for further discussion.

Contingent Consideration

We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations.  On a quarterly basis, we revalue the liabilities and record increases or decreases in the fair value as an adjustment to earnings.  Changes to the contingent consideration liabilities can result from adjustments to the discount rate, accretion of interest expense due to the passage of time or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are achieved.  The assumptions used in estimating fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of our contingent consideration obligations, which were $60.7 million and $61.8 million at December 31, 2018 and 2017, respectively, included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, amount of reserves permitted and EBITDA.  For further information, see Note 12, "Fair Value Disclosures," to our consolidated financial statements included in this report for additional information about our contingent consideration obligations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes interest rate risk related to our Revolving Facility, the impact of interest rates as they impact the overall economy and foreign exchange risk due to certain transactions denominated in Canadian dollars related to our aggregate products operations in Canada.
We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes. However, we were required to account for our Warrants as derivative instruments in 2017 and 2016.

Interest Rate Risk

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Revolving Facility. Based on our $15.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2018, a 100 basis point change in the interest rate would increase or decrease annual interest expense by $0.2 million.

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

Foreign Exchange Risk

Our primary exposure to foreign currency risk relates to our Canadian aggregates facility. Certain activities are transacted in Canadian dollars, but recorded in U.S. dollars. Changes in exchange rates between the U.S. dollar and the Canadian dollar result in transaction gains or losses, which we recognize in our consolidated statements of operations.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. and subsidiaries (the Company) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, total equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Concrete, Inc.
We have audited the consolidated balance sheet of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 (not presented herein), and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2016 (not presented herein), and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 28, 2017

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
($ in millions except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20.0	$22.6
Trade accounts receivable, net	226.6	214.2
Inventories	51.2	48.1
Other receivables	18.4	19.2
Prepaid expenses and other	7.9	7.6
Total current assets	324.1	311.7
Property, plant and equipment, net	680.2	636.3
Goodwill	239.3	204.7
Intangible assets, net	116.6	118.1
Other assets	11.1	5.3
Total assets	$1,371.3	$1,276.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125.8	$117.1
Accrued liabilities	96.3	65.4
Current maturities of long-term debt	30.8	26.0
Total current liabilities	252.9	208.5
Long-term debt, net of current maturities	683.3	667.4
Other long-term obligations and deferred credits	54.8	93.3
Deferred income taxes	43.1	4.8
Total liabilities	1,034.1	974.0
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000,000 shares authorized; 17,774,000 and 17,585,000 shares issued, respectively; and 16,631,000 and 16,652,000 shares outstanding, respectively)	—	—
Additional paid-in capital	329.6	319.0
Retained earnings (accumulated deficit)	16.2	(13.8)
Treasury stock, at cost (1,143,000 and 933,000 common shares, respectively)	(33.4)	(24.8)
Total shareholders' equity	312.4	280.4
Non-controlling interest (Note 11)	24.8	21.7
Total equity	337.2	302.1
Total liabilities and equity	$1,371.3	$1,276.1

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

	2018	2017	2016
Revenue	$1,506.4	$1,336.0	$1,168.2
Cost of goods sold before depreciation, depletion and amortization	1,212.2	1,056.6	922.3
Selling, general and administrative expenses	126.5	119.2	100.0
Depreciation, depletion and amortization	91.8	67.8	54.9
Change in value of contingent consideration	—	7.9	5.2
Impairment of goodwill and other assets	1.3	6.2	—
Gain on sale of business and assets, net	(15.3)	(0.7)	(1.4)
Operating income	89.9	79.0	87.2
Interest expense, net	46.4	42.0	27.7
Derivative loss	—	0.8	19.9
Loss on extinguishment of debt	—	0.1	12.0
Other income, net	(4.6)	(2.5)	(3.2)
Income from continuing operations before income taxes	48.1	38.6	30.8
Income tax expense	16.8	12.4	21.2
Income from continuing operations	31.3	26.2	9.6
Loss from discontinued operations, net of taxes	—	(0.6)	(0.7)
Net income	31.3	25.6	8.9
Less: Net income attributable to non-controlling interest	(1.3)	(0.1)	—
Net income attributable to U.S. Concrete	$30.0	$25.5	$8.9

Basic income per share attributable to U.S. Concrete:
Income from continuing operations	$1.82	$1.64	$0.63
Loss from discontinued operations, net of taxes	—	(0.04)	(0.04)
Net income per share attributable to U.S. Concrete - basic	$1.82	$1.60	$0.59

Diluted income per share attributable to U.S. Concrete:
Income from continuing operations	$1.82	$1.57	$0.59
Loss from discontinued operations, net of taxes	—	(0.04)	(0.04)
Net income per share attributable to U.S. Concrete - diluted	$1.82	$1.53	$0.55

Weighted average shares outstanding:
Basic	16.5	15.9	15.1
Diluted	16.5	16.6	16.2

Net income attributable to U.S. Concrete:
Income from continuing operations attributable to U.S. Concrete	$30.0	$26.1	$9.6
Loss from discontinued operations, net of taxes	—	(0.6)	(0.7)
Total net income attributable to U.S. Concrete	$30.0	$25.5	$8.9

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2015	14.9	$—	$201.0	$(48.2)	$(18.9)	$133.9		$133.9
Stock-based compensation	—	—	7.1	—	—	7.1		7.1
Excess tax benefits from stock-based compensation	—	—	3.7	—	—	3.7		3.7
Restricted stock grants, net of cancellations	0.2	—	—	—	—	—		—
Stock options exercised	—	—	0.1	—	—	0.1		0.1
Warrants exercised	0.6	—	30.2	—	—	30.2		30.2
Other treasury share purchases	—	—	—	—	(2.8)	(2.8)		(2.8)
Common stock issuance	0.1	—	7.7	—	—	7.7		7.7
Net income	—	—	—	8.9	—	8.9		8.9
BALANCE, December 31, 2016	15.8	$—	$249.8	$(39.3)	$(21.7)	$188.8	$—	$188.8
Stock-based compensation	—	$—	$8.3	$—	$—	$8.3	—	$8.3
Restricted stock grants, net of cancellations	0.1	—	—	—	—	—	—	—
Stock options exercised	—	—	0.1	—	—	0.1	—	0.1
Warrants exercised	0.8	—	60.8	—	—	60.8	—	60.8
Other treasury share purchases	—	—	—	—	(3.1)	(3.1)	—	(3.1)
2017 acquisition	—	—	—	—	—	—	21.6	21.6
Net income	—	—	—	25.5	—	25.5	0.1	25.6
BALANCE, December 31, 2017	16.7	$—	$319.0	$(13.8)	$(24.8)	$280.4	$21.7	$302.1
Stock-based compensation	—	$—	$10.4	$—	$—	$10.4	—	$10.4
Restricted stock grants, net of cancellations	0.1	—	—	—	—	—	—	—
Stock options exercised	—	—	0.2	—	—	0.2	—	0.2
Other treasury share purchases	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	1.8	1.8
Share repurchase program	(0.2)	—	—	—	(6.7)	(6.7)	—	(6.7)
Net income	—	—	—	30.0	—	30.0	1.3	31.3
BALANCE, December 31, 2018	16.6	$—	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31.3	$25.6	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	91.8	67.8	54.9
Amortization of debt issuance costs	1.8	2.0	1.8
Derivative loss	—	0.8	19.9
Change in value of contingent consideration	—	7.9	5.2
Net gain on disposal of businesses and assets	(15.3)	(0.7)	(1.4)
Loss on extinguishment of debt	—	0.1	12.0
Impairments of goodwill and other assets	1.3	6.2	—
Deferred income taxes	14.6	(3.4)	16.8
Provision for doubtful accounts and customer disputes	4.6	4.6	3.0
Stock-based compensation	10.4	8.3	7.1
Other, net	(1.3)	(0.6)	0.6
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(16.9)	(5.7)	(25.6)
Inventories	(2.1)	0.6	(3.8)
Prepaid expenses and other current assets	(2.0)	(2.8)	(2.3)
Other assets and liabilities	(3.0)	2.6	2.2
Accounts payable and accrued liabilities	7.6	(18.5)	16.7
Net cash provided by operating activities	122.8	94.8	116.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39.9)	(42.7)	(40.4)
Payments related to acquisitions, net of cash acquired	(72.3)	(295.1)	(127.9)
Proceeds from disposals of businesses and property, plant and equipment	20.7	3.5	4.3
Purchases of environmental credits	(2.8)	—	—
Insurance proceeds from property loss claims	2.6	—	1.3
Net cash used in investing activities	(91.7)	(334.3)	(162.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	431.2	54.4	128.9
Repayments of revolver borrowings	(425.2)	(45.4)	(173.9)
Proceeds from issuance of debt	—	211.5	400.0
Repayments of debt	—	—	(200.0)
Premium paid on early retirement of debt	—	—	(8.5)
Proceeds from exercise of warrants and stock options	0.1	2.7	0.3
Payments of other long-term obligations	(5.9)	(9.0)	(4.7)
Payments for other financing	(29.6)	(20.3)	(13.4)
Debt issuance costs	—	(4.5)	(7.8)
Payments for share repurchases	(6.7)	—	—
Other treasury share purchases	(1.9)	(3.1)	(2.9)
Other proceeds	4.6	—	0.6
Net cash provided by (used in) financing activities	(33.4)	186.3	118.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.3)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.6)	(53.2)	71.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22.6	75.8	3.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.0	$22.6	$75.8

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$45.5	$41.0	$24.5
Net cash paid for income taxes	$2.5	$28.1	$6.7

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$39.4	$46.2	$30.7
Acquisitions funded by stock issuance, contingent consideration and deferred payments	$1.1	$29.5	$7.5

There were approximately $14.2 million of loans payable to the Company assumed as part of the acquisitions for 2017, which have since been eliminated in consolidation.

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

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its majority or wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated. Certain computations may be impacted by the effect of rounding.

For acquisitions accounted for as business combinations, all of the assets acquired and liabilities assumed are recorded at their respective fair value as of the date of the acquisition. For all acquisitions accounted for as business combinations or asset purchases, the results of operations are included in the consolidated financial statements from the respective date of acquisition. During 2018, we completed five acquisitions that were accounted for as business combinations and included 20 standard ready-mixed concrete plants, two quarries and related assets and liabilities (see Note 2). During 2017, we completed eight acquisitions that were accounted for as business combinations and included seven standard ready-mixed concrete plants, two quarries, four aggregate distribution terminals and related assets and liabilities (see Note 2).

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, business combinations, goodwill, intangibles, valuation of contingent consideration, accruals for self-insurance, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

Business Combinations

Effective January 1, 2018, we follow the new accounting guidance for business combinations that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The guidance provides a screen to determine when a set of assets is not of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set is not a business. This screen is intended to reduce the number of transactions that need to be further evaluated.

We account for business acquisitions under the acquisition method of accounting. Accordingly, we recognize assets acquired and liabilities assumed in a business combination, including contingent liabilities and deferred payment obligations, based on the fair value estimates as of the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration paid over the fair value of the identified net assets, including intangible assets, acquired.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. The estimates used for determining the fair value of certain assets and liabilities related to acquisitions are considered Level 3 inputs (as defined in Note 12). We utilize recognized valuation techniques, including the income approach, sales approach and cost approach to value the net assets acquired. The impact of changes to the estimated fair value of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded as soon as practical, but no later than one year from the date of the acquisition. See Note 12 for additional information regarding valuation of contingent consideration obligations, including maximum payout amounts and how the fair value was estimated.

Foreign Currency

The Company accounts for its Canadian operations using the United States dollar ("US dollar") as the functional currency, as the primary economic environment in which the entity operates is the United States. Transactions in Canadian dollars are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in Canadian dollars are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings. During 2017, we recorded net foreign exchange rate losses of $1.9 million primarily related to the funding of the Polaris (as defined in Note 2) acquisition.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the original date of purchase. Our cash equivalents may include money market accounts, certificates of deposit and commercial paper of highly rated corporate or government issuers. We classify our cash equivalents as held-to-maturity. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The maximum amount placed in any one financial institution is limited in order to reduce risk. At times, our cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on these accounts. Cash held as collateral or escrowed for contingent liabilities, if any, is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Business and Credit Concentrations

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, New Jersey, New York, Pennsylvania, Washington, D.C., California, Oklahoma, the U.S. Virgin Islands and Hawaii. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states and territories.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk. We did not have any customers that accounted for more than 10% of our revenue or any suppliers that accounted for more than 10% of our cost of goods sold in 2018, 2017 or 2016. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2018 or December 31, 2017.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries and building materials that we hold for sale or use in the ordinary course of business. Inventories are measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost in all periods presented was determined using the average cost and first-in, first-out ("FIFO") methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. The value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.

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

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts or fair value, less cost to sell. We test for impairment using a multi-tiered approach that incorporates an equal weighting to a multiple of earnings and to undiscounted estimated future cash flows. In 2017, we recorded a $0.5 million non-cash impairment of assets related to property, plant and equipment destroyed by hurricanes at our U.S. Virgin Islands ("USVI") operations. In 2018, we recorded a $1.3 million non-cash impairment of assets related to property, plant and equipment for properties in New Jersey and Michigan which were sold in 2018.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2017, Hurricanes Irma and Maria resulted in extensive damage, flooding and power outages throughout the USVI, impacting our facilities and operations. In addition, during the fourth quarter of 2017, based on the uncertainty of the timing of the business recovery and its impact on our projected cash flows, we recorded a non-cash goodwill impairment charge of $5.8 million, representing a full impairment of the goodwill related to our USVI operations.

Intangible Assets

Our definite-lived intangible assets consist of identifiable trade names, customer relationships, non-compete agreements, leasehold interests, favorable contracts and emissions credits that were acquired through business or asset purchases. We amortize these intangible assets over their estimated useful lives, which range from 3 to 25 years, using a straight-line approach. Our indefinite-lived intangible assets consist of a land right acquired in a 2014 acquisition that will be reclassified to property, plant and equipment upon the completion of certain settlement activities. For the land right, we performed a qualitative assessment under the accounting rules for intangible assets, to determine that this indefinite-lived intangible asset was not impaired as of December 31, 2018. See Note 6 for further discussion of our intangible assets.

Debt Issuance Costs

Debt issuance costs are amortized as interest expense over the scheduled maturity period of the debt. The costs related to our line-of-credit arrangement are amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings.

Revenue

As of the beginning of 2018, we adopted the new revenue recognition accounting guidance by applying the modified retrospective transition approach to all contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of the guidance did not have a material impact on the amount or timing of revenue recognized.

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

See Note 19 for disaggregation of revenue by segment and product as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

We do not have any customer contracts that meet the definition of unsatisfied performance obligations in accordance with U.S. GAAP.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

We use the asset and liability method of accounting for income taxes under which we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when the temporary differences are expected to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense.

The Tax Act (as defined in Note 14) requires a U.S. shareholder of a foreign corporation to include in taxable income its global intangible low-tax income (“GILTI”).  In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  As ASC 740 is unclear as to the treatment of GILTI, an entity may either include the additional taxes on GILTI in income tax expense in the year incurred or recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.  For 2018, we have included the additional taxes on GILTI in income tax expense.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt (including current maturities) and other long-term obligations. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair value because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes (as defined in Note 8), estimated based on broker / dealer quoted market prices, was $552.0 million as of December 31, 2018 and $645.0 million as of December 31, 2017. The carrying value of outstanding amounts under our asset-based revolving credit facility (the "Revolving Facility") approximates fair value. The fair value of our contingent consideration obligations associated with acquisitions was $60.7 million at December 31, 2018 and $61.8 million at December 31, 2017. For further information, see Note 9 regarding our other long-term obligations and Note 12 regarding our fair value disclosures.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stripping Costs

We include post-production stripping costs in the cost of inventory produced during the period these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 15 for additional information regarding our earnings (loss) per share.

Comprehensive Income

Comprehensive income (loss) represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, shareholders. For 2018, 2017, and 2016, no differences existed between our consolidated net income and our consolidated comprehensive income.

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the derived service period. We recognize forfeitures of stock-based awards as they occur. We recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled, rather than recognized as additional paid-in capital in the equity section of the balance sheet. In addition, excess tax benefits are classified as an operating activity in the statement of cash flows. See Note 13 for additional information regarding our stock-based compensation plans.

Recent Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard intended to increase transparency and comparability among organizations by reorganizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We expect to adopt the guidance beginning the first quarter of 2019, using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. Upon adoption, we expect to record a right-of-use asset and lease liability of approximately $75.0 million to $85.0 million as of January 1, 2019. We are implementing processes and information technology tools to assist in our ongoing lease data collection and analysis and updating our accounting policies and internal controls that will be impacted by the new guidance.

Fair Value Measurement Disclosures. In August 2018, the FASB issued a new Accounting Standards Update ("ASU") to eliminate or modify certain of the disclosures related to fair value measurement while adding new disclosures. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued. Early adoption is permitted for the eliminated or modified disclosure requirements and the adoption of all the new disclosure requirements may be delayed until their effective date. The ASU requires prospective application to the new requirements and any modification to disclosures made because of the change to the requirements for the narrative description of measurement of uncertainty. The effects of all other amendments must be applied retrospectively to all periods presented. We are still evaluating this ASU, but since it is focused on disclosures, we do not expect its adoption to have a significant impact on our consolidated financial statements.

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

2. BUSINESS COMBINATIONS

2018 Acquisitions

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania), and expanded our ready-mixed concrete and aggregate products operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $70.8 million. The acquisitions included the assets and certain liabilities of the following:

•	On Time Ready Mix, Inc. ("On Time") located in Flushing, New York on January 10, 2018;

•
Cutrell Trucking, LLC, Dumas Concrete, LLC, Pampa Concrete Co., Inc., Panhandle Concrete, LLC, and Texas Sand & Gravel Co., Inc. (collectively "Golden Spread") located in Amarillo, Texas on March 2, 2018;

•	Leon River Aggregate Materials, LLC ("Leon River") located in Proctor, Texas on August 29, 2018; and

•	Two individually immaterial ready-mixed concrete operations in our Atlantic Region and West Texas Region on March 5, 2018 and September 14, 2018, respectively.

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million and was net of a working capital receivable of $0.2 million. We funded the cash portion of the 2018 acquisitions through a combination of cash on hand and borrowings under our Revolving Facility. The combined assets acquired through these 2018 acquisitions included 149 mixer trucks, 20 concrete plant facilities and two aggregate facilities. In 2018, we incurred approximately $0.7 million of transaction costs to effect these acquisitions. We include these transaction costs in selling and general administrative expenses in our condensed consolidated statements of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the total consideration for the 2018 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair value as of the respective acquisition dates (in millions):

Inventory	$1.1
Other current assets	0.1
Property, plant and equipment	37.6
Definite-lived intangible assets	19.8
Total assets acquired	58.6
Current liabilities	0.1
Other long-term liabilities	1.1
Total liabilities assumed	1.2
Goodwill	13.4
Total consideration (fair value) (1)	$70.8

(1) Included $1.1 million of contingent consideration.

2017 Acquisitions

We completed eight acquisitions during 2017 that expanded our ready-mixed concrete and aggregate products operations in the Atlantic Region, expanded our ready-mixed concrete operations in Northern California and facilitated vertical integration on the West Coast. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $327.5 million. The acquisitions included the assets of the following:

•	Corbett Aggregate Companies, LLC ("Corbett") located in Quinton, New Jersey on April 7, 2017;

•	Harbor Ready-Mix ("Harbor") located in Redwood City, California on September 29, 2017;

•	A-1 Materials, Inc. ("A-1”) and L.C. Frey Company, Inc. ("Frey") (collectively “A-1/Frey”) located in San Carlos, California on September 29, 2017;

•	Action Supply Co., Inc. ("Action Supply") located in Philadelphia, Pennsylvania on September 29, 2017;

•	Polaris Materials Corporation ("Polaris") located in British Columbia, Canada on November 17, 2017; and

•	Three individually immaterial acquisitions in December 2017 consisting of two ready-mixed concrete operations and a software company.

The aggregate fair value consideration for these eight acquisitions included $298.0 million in cash, $5.5 million in payments deferred over a four-year period and fair value contingent consideration of $24.0 million. The combined assets acquired through these 2017 acquisitions included 409 acres of land, two aggregate facilities with approximately 130 million tons of proven aggregates reserves, 51 mixer trucks, seven concrete plant facilities and four aggregates distribution terminals. We funded the cash portion of the acquisitions through a combination of cash on hand and borrowings under our Revolving Facility. Prior to the completion of the Polaris acquisition, we received two promissory notes from Polaris aggregating $18.1 million (Canadian dollars), which were subsequently reclassified as intercompany loans upon completion of the acquisition and have been eliminated from our consolidated balance sheets. During 2017, we incurred $5.9 million of transaction costs related to these 2017 acquisitions, which are included in selling and general administrative expenses in our consolidated statements of operations. See Note 12 for additional information related to contingent consideration obligations, including maximum payout and how the fair value was estimated.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the total consideration for the 2017 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair value as of the respective acquisition dates (in millions):

	Polaris	2017 Acquisitions (Excluding Polaris)
Cash	$20.7	$—
Accounts receivable (1)	4.6	1.1
Inventory	6.0	0.7
Other current assets	1.5	0.1
Property, plant and equipment	199.3	63.2
Other long-term assets	0.9	—
Definite-lived intangible assets	—	8.3
Total assets acquired	233.0	73.4
Current liabilities (2)	29.4	1.1
Long-term deferred income tax liability	18.6	—
Other long-term liabilities	3.0	—
Total liabilities assumed	51.0	1.1
Non-controlling interest (see Note 11)	23.4	—
Goodwill	83.8	12.8
Total consideration (fair value) (3)	$242.4	$85.1

(1)
Except for Polaris, the aggregate fair value of the 2017 acquisitions acquired accounts receivable approximated the aggregate gross contractual amount. The fair value of Polaris's acquired accounts receivable was $4.6 million, which represented an aggregate gross contractual amount of $4.9 million, less amounts not expected to be collected.

(2)	Current liabilities for Polaris included $14.2 million payable to the Company, which was eliminated in consolidation.

(3)	Included $29.5 million of deferred and contingent consideration for acquisitions other than Polaris.

Acquired Intangible Assets and Goodwill

Intangible assets acquired in 2018 and 2017 totaling $28.1 million as of the respective acquisition dates consisted of customer relationships, non-compete agreements and a favorable contract. The amortization period of these intangible assets ranges from three to ten years. The major classes of intangible assets acquired in the 2018 and 2017 acquisitions were as follows (in millions):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.7	$26.2
Non-competes	5.0	1.5
Favorable contract	3.7	0.4
Total		$28.1

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 and 2017 acquisitions was as follows (in millions):

2019	$4.9
2020	4.8
2021	3.9
2022	3.7
2023	2.4
Thereafter	4.2
Total	$23.9

During 2018, we recorded $4.0 million of amortization expense related to these intangible assets, of which $0.2 million related to measurement period adjustments. During 2017, we recorded $0.3 million of amortization expense related to these intangible assets. See Note 6 for a description of our measurement period adjustments.

The goodwill ascribed to our acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete, aggregate products, and other non-reportable segments. See Note 6 for the allocation of goodwill from our 2018 and 2017 acquisitions to our segments. We generally expect all but $83.8 million of the goodwill from the 2018 and 2017 acquisitions to be deductible for tax purposes. See Note 14 for additional information regarding income taxes.

Actual Impact of Acquisitions

We recorded approximately $173.4 million of revenue and $9.1 million of income from operations in our consolidated results of operations in 2018 related to the 2018 and 2017 acquisitions following their respective dates of acquisition. We recorded approximately $18.7 million of revenue and $1.4 million of income from operations in our consolidated results of operations in 2017 related to the 2017 acquisitions following their respective dates of acquisition.

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects unaudited pro forma combined financial results for the acquisitions completed during 2018 and 2017, excluding the individually immaterial and other acquisitions in 2018 and 2017 as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for 2018 and 2017 as if the 2018 acquisitions had been completed on January 1, 2017 and the 2017 acquisitions had been completed on January 1, 2016 (in millions, except per share information):

	2018	2017
Revenue	$1,523.2	$1,473.4
Net income attributable to U.S. Concrete	$31.3	$31.0

Net income per share attributable to U.S. Concrete - basic	$1.90	$1.95
Net income per share attributable to U.S. Concrete - diluted	$1.90	$1.86

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2018 acquisitions occurred on January 1, 2017 and the 2017 acquisitions occurred on January 1, 2016.

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments (in millions):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2018	2017
Increase in intangible amortization expense	$(0.8)	$(4.2)
Increase in depreciation expense	—	(9.0)
Exclusion of buyer transaction costs	1.4	6.4
Exclusion of seller transaction costs	—	9.7
Decrease in cost of goods sold related to fair value bump in inventory	0.8	0.4
Increase in expenses related to conversions from IFRS(1) to U.S. GAAP	—	(0.2)
Decrease (increase) in income tax expense	(0.5)	3.9
Increase in non-controlling loss	0.1	(0.4)

(1)    IFRS is defined as International Financial Reporting Standards as issued by the International Accounting Standards Board.

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

3.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)	2018	2017
Balance, beginning of period	$5.8	$6.0
Provision for doubtful accounts and customer disputes	4.6	4.6
Uncollectible receivables written off, net of recoveries	(4.3)	(4.8)
Balance, end of period	$6.1	$5.8

4.     INVENTORIES

	December 31,
($ in millions)	2018	2017
Raw materials	$46.4	$44.2
Building materials for resale	2.8	2.2
Other	2.0	1.7
Total	$51.2	$48.1

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.     PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
($ in millions)	2018	2017
Land and mineral deposits	$310.4	$296.6
Buildings and improvements	65.7	56.1
Machinery and equipment	266.2	230.4
Mixers, trucks and other vehicles	244.0	215.8
Other	1.7	2.9
Construction in progress	28.3	12.7
	916.3	814.5
Less: accumulated depreciation, depletion and amortization	(236.1)	(178.2)
Total	$680.2	$636.3

We use the straight-line method to compute depreciation and amortization of these assets, other than mineral deposits, over the following estimated useful lives:

Class of Assets	Range of Service Lives
Buildings and land improvements	10 to 40 years
Machinery and equipment	10 to 30 years
Mixers, trucks and other vehicles	1 to 12 years
Other	3 to 10 years

As of December 31, 2018 and 2017, the net carrying amounts of mineral deposits were $238.9 million and $232.4 million, respectively. As of December 31, 2018 and 2017, gross assets recorded under capital leases, consisting primarily of drum mixer trucks and other machinery and equipment, were $103.2 million and $77.2 million, respectively, and accumulated amortization was $17.8 million and $7.2 million, respectively. We recorded depreciation, depletion and amortization expense on our property, plant and equipment of $67.9 million for 2018, $47.1 million for 2017 and $38.3 million for 2016, which is included in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We completed our annual assessment of goodwill impairment during the fourth quarter of 2018 for those reporting units with goodwill as of October 1, 2018, and there was no impairment. The results of the first step of the annual impairment tests indicated that the fair value of our operating reporting units with goodwill exceeded their carrying values. Our fair value estimates were determined using estimates and assumptions that we believed were reasonable at the time, including assumptions regarding future operating results for businesses that we have recently acquired. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in the assumptions or estimates used in the impairment test with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant under performance relative to historical or projected future operating results, could significantly impact the calculated fair value of the reporting units, which could result in an impairment charge in the future.

The accumulated impairment was as follows (in millions):

	December 31,
	2018	2017	2016
Goodwill, gross	$245.1	$210.5	$133.3
Accumulated impairment	(5.8)	(5.8)	—
Goodwill, net	$239.3	$204.7	$133.3

The changes in goodwill by reportable segment were as follows (in millions):

	Ready-mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2016	$127.5	$2.5	$3.3	$133.3
Impairment charge	(4.4)	(1.4)	—	(5.8)
2017 acquisitions	11.8	53.8	9.9	75.5
Measurement period adjustments for prior year business combinations (1)	0.5	1.2	—	1.7
Goodwill, net at December 31, 2017	135.4	56.1	13.2	204.7
2018 acquisitions	12.6	—	0.8	13.4
Measurement period adjustments for prior year business combinations(2)	(0.3)	30.1	(8.6)	21.2
Goodwill, net at December 31, 2018	$147.7	$86.2	$5.4	$239.3

(1)
Reflects a $1.2 million adjustment to the change in the acquisition accounting for a 2015 acquisition and a $0.5 million adjustment related to determination of the conclusion of tax attributes as of the acquisition date for a 2016 acquisition. The adjustment to the 2015 acquisition accounting was recorded in 2017 as it was not material to the prior periods and had no impact on the consolidated statements of operations of any period.

(2)
Adjustments for the 2017 acquisitions recorded during 2018 included $21.0 million of additional long-term obligations, of which $18.6 million related to deferred taxes attributable to fair value adjustments of Polaris's fixed assets as of the acquisition date; $2.8 million of assumed liabilities; $0.4 million of lower working capital; $2.7 million of additional property, plant, and equipment; $0.3 million of additional definite-lived intangible assets; and other various changes. The measurement period adjustments for the 2017 acquisitions also included a $9.6 million reclassification of goodwill between the aggregate products segment and other non-reportable segments. We re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other nonreportable segments. This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

Our purchased intangible assets were as follows (in millions):

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(43.1)	$65.4	4.7
Trade names	44.5	(11.1)	33.4	19.6
Non-competes	18.3	(12.1)	6.2	2.6
Leasehold interests	12.5	(5.1)	7.4	5.9
Favorable contract	4.0	(3.8)	0.2	1.9
Environmental credits	2.8	—	2.8	17.0
Total definite-lived intangible assets	190.6	(75.2)	115.4	9.8
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(75.2)	$116.6

(1) Land rights will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$89.9	$(28.1)	$61.8	5.5
Trade names	44.4	(8.1)	36.3	19.9
Non-competes	16.9	(8.5)	8.4	2.9
Leasehold interests	12.5	(3.4)	9.1	6.7
Favorable contract	4.0	(3.0)	1.0	1.3
Total definite-lived intangible assets	167.7	(51.1)	116.6	9.8
Indefinite-lived intangible assets
Land rights(1)	1.5	—	1.5
Total purchased intangible assets	$169.2	$(51.1)	$118.1

(1) Land rights will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2019	$23.3
2020	21.1
2021	18.8
2022	12.9
2023	6.4
Thereafter	32.9
Total	$115.4

Also included in other non-current liabilities in our balance sheet were unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $0.8 million and $1.0 million as of December 31, 2018 and 2017, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.6 years as of December 31, 2018 and 4.9 years as of December 31, 2017.

We recorded $23.9 million, $20.7 million and $16.5 million of amortization expense for our definite-lived intangible assets and unfavorable lease intangibles for the years ended December 31, 2018, 2017 and 2016, respectively, in our consolidated statements of operations.

7.     ACCRUED LIABILITIES

	December 31,
($ in millions)	2018	2017
Contingent consideration	$36.2	$2.3
Accrued compensation and benefits	12.8	18.5
Accrued materials	10.9	10.3
Accrued insurance reserves	8.7	7.1
Accrued property, sales and other taxes	7.3	6.6
Deferred consideration	4.0	7.2
Accrued interest	3.5	3.4
Other(1)	12.9	10.0
Total	$96.3	$65.4

(1) None of the individual categories included in other represents more than 5% of current liabilities.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.   DEBT

	December 31,
($ in millions)	2018	2017
Senior unsecured notes due 2024 and unamortized premium(1)	$608.4	$609.9
Asset based revolving credit facility	15.0	9.0
Capital leases	71.2	53.3
Other financing	28.5	31.9
Debt issuance costs	(9.0)	(10.7)
Total debt	714.1	693.4
Less: current maturities	(30.8)	(26.0)
Long-term debt, net of current maturities	$683.3	$667.4

(1)	The effective interest rate for these notes was 6.56% as of both December 31, 2018 and December 31, 2017.

As of December 31, 2018, the principal amounts due under our debt agreements for the next five years and thereafter were as follows (in millions):

2019	$30.8
2020	30.6
2021	20.8
2022	27.3
2023	5.2
Thereafter	608.4
Total	$723.1

Senior Unsecured Notes due 2024

During 2016 and 2017, we issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 22.

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

Asset Based Revolving Credit Facility

The Company has a senior secured asset-based credit facility that provides for up to $350.0 million of revolving borrowings and up to $50.0 million for the issuance of letters of credit, with $17.5 million of undrawn standby letters of credit as of December 31, 2018. However, any such issuance of letters of credit will reduce the amount available for borrowings under the Revolving Facility. In 2017, we amended the Revolving Facility to among other things, extending the maturity date to August 31, 2022. The Third Amended and Restated Loan and Security Agreement ("Third Loan Agreement") is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions. Our actual maximum credit availability varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves and other adjustments, as specified in the Third Loan Agreement. Loans may not exceed the borrowing base as defined in the Third Loan Agreement. The Third Loan Agreement also contains a provision for over-advances and protective advances in each case, of up to $25.0 million in excess of the borrowing base levels and provides for swingline loans, up to a $15.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Third Loan Agreement requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months.  As of December 31, 2018, we were in compliance with all covenants under the Third Loan Agreement.

Capital Leases and Other Financing

We have a series of promissory notes with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $28.5 million, with fixed annual interest rates ranging from 2.50% to 4.49%, payable monthly for terms ranging from less than two to five years.

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total remaining principal amount of $71.2 million as of December 31, 2018, with fixed annual interest rates ranging from less than 2.60% to 4.86%, payable monthly for terms ranging from less than two to seven years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases. The current portion of capital leases included in current maturities of long-term debt was $20.2 million and $15.1 million as of December 31, 2018 and 2017, respectively.

The weighted average interest rate of our capital leases and other financings was 3.72% as of December 31, 2018 and 3.31% as of December 31, 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

	December 31,
($ in millions)	2018	2017
Contingent consideration	$24.5	$59.5
Self-insurance reserves	13.9	13.4
Income taxes	5.7	6.9
Deferred consideration	2.9	6.1
Other	7.8	7.4
Total	$54.8	$93.3

10.   STOCKHOLDERS’ EQUITY

Common Stock

	December 31,
(in millions)	2018	2017
Shares authorized	100.0	100.0
Shares outstanding at end of period	16.6	16.7
Shares held in treasury	1.1	0.9

Preferred Stock

There was no preferred stock issued or outstanding as of December 31, 2018 and 2017.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the repurchase program. We made no repurchases of our common stock under the Share Repurchase Program that expired on March 31, 2017.

In March 2017, our Board authorized a new share repurchase program to repurchase up to $50.0 million of our outstanding common stock (the "Second Share Repurchase Program"), effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. During 2018 under the Second Share Repurchase Program, we repurchased 0.2 million shares of our common stock at a cost of $6.7 million.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their equity awards by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 29,000 shares during 2018, at a total value of approximately $1.9 million, and approximately 45,000 shares during 2017, at a total value of approximately $3.1 million. We accounted for the withholding of these shares as treasury stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.   NON-CONTROLLING INTEREST

Through its ownership of Polaris, the Company holds a 70% interest in Eagle Rock Materials Ltd. ("Eagle Rock") and an 88% interest in the Orca Sand and Gravel Limited Partnership (“Orca”). Eagle Rock was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. Orca was formed to develop the Orca quarry, also in British Columbia, Canada, with the remaining 12% minority interest held by the Namgis First Nation (“Namgis”). Non-controlling interest consists of the Namgis’s share of the fair value equity in the partnership offset by the capital contributions loaned to the Namgis by Polaris.

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

The changes in non-controlling interest during 2018 were as follows (in millions):

Non-Controlling Interest
Balance - December 31, 2017	$21.7
Measurement period adjustments for prior year business combinations	1.8
Non-controlling interest share of Orca net income	1.3
Balance - December 31, 2018	$24.8

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion(1)	$60.7	$—	$—	$60.7
	$60.7	$—	$—	$60.7

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion(1)	$61.8	$—	$—	$61.8
	$61.8	$—	$—	$61.8

(1)
The current portion of contingent consideration is included in accrued liabilities in our consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our consolidated balance sheets.

The following tables present the valuation inputs for our three model types of acquisition-related contingent consideration arrangements. We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs.

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

	December 31, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.2	$26.5	$1.0
Discount rate	10.75% - 12.25%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.3	$1.1
Expected payment period remaining (in years)	1-3	1	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

	December 31, 2017
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$37.1	$23.6	$1.1
Discount rate	9.75% - 11.75%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$39.3	$26.0	$1.4
Expected payment period remaining (in years)	2-4	1-5	1-5
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in Level 3 fair value measurements is as follows (in millions):

Contingent Consideration
Balance at December 31, 2016	$32.2
Acquisitions (1)	24.0
Increase in contingent consideration valuation	7.9
Payments of contingent consideration	(2.3)
Balance at December 31, 2017	61.8
Acquisitions (2)	1.1
Payments of contingent consideration	(2.2)
Balance at December 31, 2018	$60.7

(1)	Represents the fair value of the contingent consideration associated with acquisitions in 2017 as of their respective acquisition dates.

(2)	Represents the fair value of the contingent consideration associated with two of the 2018 acquisitions as of the acquisition date.

In connection with our acquisitions described in Note 2, the assets acquired were recorded at their fair value on a non-recurring basis as of their respective acquisition dates. We generally use a third party valuation firm to assist us with developing our estimates of fair value. The fair value of property, plant and equipment was based primarily on comparable sales. In determining the fair value of intangible assets, we utilized the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections were based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements. The valuations were prepared using Level 3 inputs.

13. STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the "LTI Plan"). As of December 31, 2018, there were less than 0.1 million shares remaining for future issuance under the LTI Plan.  Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award or, for performance-based awards, over the derived service period.

We recognized stock-based compensation expense related to restricted stock and restricted stock units of $10.4 million in 2018, $8.3 million in 2017 and $7.1 million in 2016, with related recognized tax benefits of $2.4 million in 2018, $3.2 million in 2017 and $2.5 million in 2016. Recognized tax benefits for stock-based compensation expense are inclusive of excess tax benefits recognized in income tax expense of $0.2 million in 2018 and $1.4 million in 2017. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2018, we had approximately $9.3 million of unrecognized stock-based compensation expense, which we expect to recognize over a weighted average period of approximately 1.2 years.

Restricted Stock Units

Restricted stock units generally vest over a one to three year period on a quarterly basis.  Restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  These restricted stock units are not considered outstanding shares of our common stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock unit activity for 2018 was as follows (units in thousands):

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units outstanding at beginning of period	10	$76.30
Granted	22	49.94
Vested	(10)	76.30
Forfeited	—	—
Unvested restricted stock units outstanding at end of period	22	$49.94

Additional restricted stock unit information was as follows:

	2018	2017	2016
Weighted average fair value per share on grant date (1)	$49.94	$76.30	$46.07
Fair value of vested units (in millions)	$0.8	$0.8	$0.8

(1)	The fair value was determined based upon the closing price of our common stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consisted of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests annually over a three year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends; however, such dividends would be forfeited in the event the stock does not vest. As a result, these awards are included in our outstanding shares of common stock.

Restricted stock award activity for 2018 was as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock awards outstanding at beginning of period	248	$55.17
Granted	185	61.97
Vested	(95)	51.58
Forfeited	(12)	59.53
Unvested restricted stock awards outstanding at end of period	326	$59.93

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2018, 2017 and 2016, the weighted average grant date fair value of restricted stock awards granted was $61.97, $60.24 and $47.59 per share, respectively. The fair value of restricted stock awards subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the date of grant. The fair value of restricted stock awards subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. The range of assumptions used to estimate the fair value of performance-based restricted stock awards granted were as follows:

	2018	2017	2016
Expected term (years)	0.67 - 0.92	0.60 - 0.90	0.50 - 0.80
Expected volatility	40.4%	36.9%	36.9%
Risk-free interest rate	2.40%	1.69%	1.09%
Vesting price(1)	$91.10 - $99.10	$82.50 - $91.75	$64.00 - $71.25
Weighted average grant date fair value per share	$52.81 - $48.14	$44.96 - $51.31	$36.64 - $41.85

(1)
The vesting price is the average of the daily volume-weighted average share price of U.S. Concrete's common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant.

During 2018, 2017 and 2016, the total fair value of restricted stock awards vested was $4.9 million, $4.9 million and $4.0 million, respectively.

Stock Options

Stock options outstanding at December 31, 2018 were granted prior to 2011. Proceeds from stock option exercises are credited to common stock at par value, and the excess is credited to additional paid-in capital. There were no stock option grants or compensation expense for stock options in 2018, 2017 or 2016. Stock option activity for 2018 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at beginning of year	19	$15.96
Granted	—	—
Exercised	(6)	13.15
Forfeited and expired	—	—
Options outstanding at end of year	13	$17.23
Options exercisable at end of year	13	$17.23

The intrinsic value of stock options exercised during 2018, 2017 and 2016 was $0.3 million in each year.

The following table summarizes information about stock options outstanding as of December 31, 2018 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
$12.00 - $26.68	13	0.08	$17.23	13	$17.23

The aggregate intrinsic value of outstanding and exercisable stock options was $0.2 million, $1.3 million and $1.2 million at December 31, 2018, 2017 and 2016, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.   INCOME TAXES

The components of income from continuing operations before income taxes were as follows (in millions):

	2018	2017	2016
Income (loss) before income taxes:
U.S.	$43.4	$51.0	$32.8
Non-U.S.	4.7	(12.4)	(2.0)
Total income from continuing operations before income taxes	$48.1	$38.6	$30.8

A reconciliation of the federal statutory corporate income tax rate to our effective income tax rate follows ($ in millions):

	2018		2017		2016
Tax expense (benefit) at statutory rate	$10.1	21.0%	$13.5	35.0%	$10.8	35.0%
Add (deduct):
Rates different from statutory(1)	(0.9)	(1.9)	2.3	5.9	0.6	2.0
Statutory income tax change	2.1	4.4	(7.6)	(19.6)	—	—
State income taxes	0.8	1.7	3.5	9.1	1.4	4.6
Nondeductible items	1.3	2.7	3.1	7.9	0.5	1.6
GILTI inclusion(2)	1.1	2.3	—	—	—	—
Unrecognized tax benefit relating to Warrants(3)	—	—	0.3	0.7	7.5	24.5
Valuation allowance	4.7	9.8	(2.5)	(6.6)	0.9	2.8
Unrecognized tax benefit	(2.2)	(4.7)	—	—	—	—
Other	(0.2)	(0.4)	(0.2)	(0.5)	(0.5)	(1.7)
Income tax expense on continuing operations	$16.8	34.9%	$12.4	31.9%	$21.2	68.8%

(1)	Includes differences between the U.S. federal tax rates and the tax rates in Canada and the U.S. Virgin Islands.

(2)	In accordance with FASB Staff Q&A, Topic 740, No. 5, we have elected to treat the income tax impact of GILTI as a period cost.

(3)
Non-cash impacts of changes in the derivative liabilities that we had from our Warrants that expired in August 2017 were not recognized for purposes of calculating our tax provision; instead, they were treated as an unrecognized tax benefit.  Further, exercises of the Warrants were also treated as an unrecognized tax benefit for purposes of calculating our tax provision.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts of our consolidated federal and state income tax expense (benefit) from continuing operations were as follows (in millions):

	2018	2017	2016
Current:
U.S. Federal	$2.2	$8.9	$2.0
U.S. State	(0.2)	7.0	2.4
Non-U.S.	0.2	(0.1)	—
	2.2	15.8	4.4
Deferred:
U.S. Federal	$14.2	$(0.6)	$15.5
U.S. State	(0.2)	(3.5)	1.9
Non-U.S.	0.6	0.7	(0.6)
	14.6	(3.4)	16.8
Income tax expense on continuing operations	$16.8	$12.4	$21.2

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows (in millions):

	2018	2017	2016
Continuing operations	$16.8	$12.4	$21.2
Discontinued operations	—	(0.4)	(0.5)
Income tax expense	$16.8	$12.0	$20.7

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  Our deferred income tax liabilities and assets were as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Goodwill and other intangibles	$8.4	$7.0
Inventory	2.8	3.5
Accrued insurance	4.6	5.3
Stock compensation	2.5	0.8
Interest limitation carryover	6.6	—
Start-up acquisition costs	2.7	2.2
Other accrued expenses	3.4	6.6
Net operating loss carryforwards	8.4	11.0
Property, plant and equipment, net - Polaris	2.9	11.7
Other	3.7	1.4
Total gross deferred tax assets	46.0	49.5
Valuation allowance	(9.2)	(20.7)
Net deferred tax assets	36.8	28.8
Deferred income tax liabilities:
Property, plant and equipment, net - non-Polaris	(46.1)	(33.0)
Partnership outside basis	(26.7)	—
Depletion	(1.6)	(0.6)
Other	(0.4)	—
Total gross deferred tax liabilities	(74.8)	(33.6)
Net deferred tax liability(1)	$(38.0)	$(4.8)

(1)
At December 31, 2018, our state deferred tax asset of $5.1 million was classified as a non-current asset, and our U.S. and foreign deferred tax liability of $43.1 million was classified as a non-current liability. At December 31, 2017, all deferred taxes were recorded as a non-current liability.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) extension and expansion of the bonus depreciation provisions; (3) creation of a new limitation on deductible interest expense; (4) enactment of a new provision designed to tax global intangible low-taxed income (“GILTI”) on foreign subsidiaries; (5) repeal of the domestic production activities deduction; (6) further limitation of the deductibility of certain executive compensation; and (7) limitation of certain other deductions.

In 2017, the Company recorded provisional income tax benefits of $7.6 million related to the impact of the Tax Act on our deferred tax balances for the change in tax rate and executive compensation payable in future years. As allowed by SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," which was issued shortly after the Tax Act was enacted, we completed our accounting for the income tax effects of the Tax Act in 2018 and recognized a $2.1 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we had valuation allowances as of December 31, 2018 and 2017 in the amounts of $9.2 million and $20.7 million, respectively, for certain deferred tax assets due to the uncertainty regarding their ultimate realization.  In 2018, we established an additional valuation allowance of $6.6 million related to the interest expense limitation carryfoward attribute, resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute. Certain acquisition-related valuation allowances were released during the purchase accounting measurement period once it was determined that certain tax attributes were extinguished at the time of acquisition. Additionally, the valuation allowance of $2.6 million related to our New Jersey state net operating losses ("NOLs") was released due to recent state law changes that will allow us to utilize those attributes before they expire.

As of December 31, 2018, the Company had NOL carryforwards related to tax losses in Canada and the U.S. that may be used to reduce future taxable income. The Canadian NOL carryforwards were approximately $5.0 million as of December 31, 2018, and expire at various dates from 2032 to 2038. The U.S federal NOL carryforwards were approximately $11.7 million as of December 31, 2018, and expire at various dates from 2025 to 2037. The deferred tax assets associated with state NOL carryforwards were approximately $4.6 million as of December 31, 2018, and the underlying state NOL carryforwards expire at various dates from 2019 to 2037. We maintain a valuation allowance of $2.6 million for certain NOL carryforwards because of the uncertainty of their recovery.

Under U.S. tax law, we treat our Canadian and U.S. Virgin Island subsidiaries (collectively, “foreign subsidiaries”) as controlled foreign corporations. We consider the undistributed earnings, if any, and other outside basis differences in our investments in our foreign subsidiaries to be indefinitely reinvested and, accordingly, no foreign withholding or other income taxes have been provided thereon. Due to the complexities in the tax laws, it is not practicable to estimate the amount of deferred income taxes not recorded that are associated with those earnings or other outside basis differences. We have not, nor do we currently anticipate in the foreseeable future, the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2018, we had unrecognized tax benefits of $5.7 million, including accrued penalties and interest, of which, $4.0 million would impact the effective tax rate if recognized. The unrecognized tax benefits were included as a component of other long-term obligations. We recorded interest and penalties related to unrecognized tax benefits, which were included in income tax expense in our consolidated statements of operations of $0.2 million in 2018, $0.4 million in 2017 and $0.1 million in 2016.  Total accrued penalties and interest at December 31, 2018 and 2017 were approximately $1.1 million and $0.9 million, respectively, which were included in the related tax liability in our consolidated balance sheets. We do not anticipate that our unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefits at January 1	$6.2	$43.0	$35.0
Additions for tax positions related to current year	0.5	6.8	8.0
Reductions - current year decrease	—	(5.4)	—
Reductions - prior year decrease	—	(38.2)	—
Lapse of statute of limitations	(2.1)	—	—
Unrecognized tax benefits at December 31	$4.6	$6.2	$43.0

We recorded unrecognized tax benefits in 2017 and 2016 of $0.4 million and $7.5 million, respectively, related to our Warrants that expired in August 2017, due to uncertainty about their deductibility for federal and state income tax purposes. Approximately $39.8 million of our unrecognized tax benefits as of December 31, 2016 related to the Warrants. These amounts were subsequently released in 2017 upon expiration of the Warrants, the tax effect of which was generally offset by the write-off of the related deferred tax asset.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We conduct business in the U.S., Canada and the U.S. Virgin Islands, and U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S., Canada, U.S. Virgin Islands and various provincial state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S., Canada, U.S. Virgin Islands and the provincial state and local jurisdictions in which we conduct business. With few exceptions, we are no longer subject to U.S. federal, state or local tax examinations or such examinations by the U.S. Virgin Islands for years before 2015. With few exceptions, we are no longer subject to Canadian federal or provincial tax examinations for years before 2014. Currently, the State of Texas is conducting the only active examination, for tax years 2013 to 2015, with regards to the margin tax. The resolution of this audit is still pending.

15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period. Diluted earnings attributable to U.S. Concrete per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations (in millions):

	2018	2017	2016
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to U.S. Concrete	$30.0	$26.1	$9.6
Loss from discontinued operations, net of taxes	—	(0.6)	(0.7)
Net income attributable to U.S. Concrete	$30.0	$25.5	$8.9

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	16.5	15.9	15.1
Restricted stock and restricted stock units	—	0.1	0.1
Warrants	—	0.6	1.0
Stock options	—	—	—
Diluted weighted average common shares outstanding	16.5	16.6	16.2

The potentially dilutive shares excluded from the diluted earnings per share calculations for the periods presented related to unvested restricted stock awards and restricted stock units, as their effect would have been anti-dilutive or they had not met their performance target and totaled 245,000 in 2018; 67,000 in 2017; and 36,000 in 2016.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of February 26, 2019, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2018.

We believe that the resolution of any litigation currently pending or threatened against us or any of our subsidiaries will not materially exceed our existing accruals for those matters.  However, because of the inherent uncertainty of litigation, there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we or any of our subsidiaries is a party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations.  We expect in the future that we and our operating subsidiaries will, from time to time, be a party to litigation or administrative proceedings that arise in the normal course of our business.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2018.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of February 26, 2019, there were no material pending claims related to such indemnification.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Eminent Domain Matter

In 2018, we incurred $0.7 million of expenses to dismantle and move a ready-mixed concrete plant and office to another location, because the District of Columbia exercised its power of eminent domain over the former site. We incurred certain additional expenditures that were capitalized for the new facilities. We have filed reimbursement claims for all of our costs, but have not recognized a receivable for such reimbursement pending approval by a third party right-of-way agent and the District of Columbia Department of Transportation.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total consolidated expense for such operating leases amounted to $23.4 million in 2018, $20.7 million in 2017 and $18.5 million in 2016.

Future minimum rental payments with respect to our operating lease obligations as of December 31, 2018, were as follows (in millions):

2019	$18.5
2020	14.9
2021	12.3
2022	9.5
2023	7.7
Thereafter	31.3
Total	$94.2

Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations and the impact of deferred rent.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations, was $20.4 million as of December 31, 2018 and $19.2 million as of December 31, 2017.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $36.6 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2018. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.   EMPLOYEE SAVINGS PLANS AND MULTI-EMPLOYER PENSION PLANS

Employee Savings Plans

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount Internal Revenue Service ("IRS") regulations permit.  We match 100% of the first 5% of pay contributed by the employee. Matching contributions vest immediately. The match was $5.9 million in 2018, $4.8 million in 2017 and $4.2 million in 2016, and was predominantly included in selling, general and administrative expenses in the consolidated statements of operations.

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

At inception of the Non-Qualified Savings Plan, the Company established a rabbi trust to fund the plan's obligations. The market value of the trust assets for the Non-Qualified Savings Plan was $2.6 million as of December 31, 2018 and $2.5 million as of December 31, 2017 and was included in other assets in the consolidated balance sheet. The related liability to the participants is included in other long-term obligations in the consolidated balance sheet.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis. As of December 31, 2018, 1,141 of our employees, or 34.6% of our workforce, were represented by labor unions having collective bargaining agreements with us.  As of December 31, 2018, 152 of our employees, or 4.6% of our workforce, were represented by labor unions having collective bargaining agreements that will expire within one year.

Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We were not required to record a liability in 2018 or 2017 for full or partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 16.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Fund	EIN / PPN	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2018	2017		2018	2017	2016
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$5.9	$5.3	$4.8	No	6/30/2020 to 8/31/2023
Local 282 Pension Trust Fund	11-6245313/001	Green	Green	No	4.4	4.8	3.9	No	6/30/2020 to 6/30/2024
Operating Engineers Pension Trust Fund	94-6090764/001	Red	Red	Yes	1.2	1.1	1.1	No	7/1/2021
Trucking Employees of North Jersey Pension Fund (1)	22-6063702/001	Red	Red	Yes	0.6	0.7	0.7	No	4/30/2018
Other (2)	Various	Various	Various	Various	2.0	1.9	1.7	No	4/30/2018 to 6/30/2024
Total					$14.1	$13.8	$12.2

(1)	We were actively negotiating the Collective Bargaining Agreement for this plan as of December 31, 2018.

(2)	We were actively negotiating the Collective Bargaining Agreement for three of the plans included in Other as of December 31, 2018.

Contributions generally increased from 2016 to 2018 as a result of acquisitions. At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the 2018 plan year. Based on the most recent Forms 5500 available for each multi-employer pension plan, our 2017 and 2016 contributions for the Local 282 Pension Trust Fund and Trucking Employees of North Jersey Pension Fund represented more than 5% of total contributions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.   QUARTERLY SUMMARY (unaudited)

	2018
	(in millions except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$327.8	$404.2	$404.3	$370.1
Operating income	$7.6	$30.6	$35.0	$16.7
Net income (loss)	$(3.9)	$16.3	$15.8	$3.1
Net income (loss) attributable to U.S. Concrete	$(3.9)	$16.3	$15.6	$2.0
Net income (loss) per share attributable to U.S. Concrete - basic	$(0.23)	$0.99	$0.95	$0.12
Net income (loss) per share attributable to U.S. Concrete - diluted	$(0.23)	$0.99	$0.94	$0.12

	2017
	(in millions, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$299.1	$340.9	$354.6	$341.3
Operating income	$21.3	$30.3	$27.7	$(0.3)
Income from continuing operations	$7.0	$(2.2)	$24.3	$(2.9)
Net income (loss)	$6.9	$(2.3)	$24.1	$(3.0)
Net income (loss) attributable to U.S. Concrete	$6.9	$(2.3)	$24.1	$(3.1)
Net income (loss) per share attributable to U.S. Concrete - basic	$0.44	$(0.15)	$1.50	$(0.19)
Net income (loss) per share attributable to U.S. Concrete - diluted	$0.42	$(0.15)	$1.45	$(0.19)

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

During the third quarter of 2018, we recorded a $14.6 million pre-tax gain from the divestitures of our Dallas/Fort Worth area lime operations and an aggregates property in Michigan.

During the fourth quarter of 2017, we recognized a $5.8 million non-cash impairment expense of goodwill associated with our USVI operations. The fourth quarter of 2017 also included a $5.0 million expense for increased self-insurance reserves for certain workers’ compensation and automobile liability losses, which primarily resulted from adverse claim development during the year for certain unexpected large claims.

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

During 2018, we re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in millions):

	2018	2017	2016
Revenue:
Ready-mixed concrete
Sales to external customers	$1,306.5	$1,213.0	$1,061.0
Aggregate products
Sales to external customers	136.5	49.8	41.7
Intersegment sales	46.1	40.9	34.7
Total aggregate products	182.6	90.7	76.4
Total reportable segment revenue	1,489.1	1,303.7	1,137.4
Other products and eliminations	17.3	32.3	30.8
Total revenue	$1,506.4	$1,336.0	$1,168.2

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$179.2	$185.8	$157.5
Aggregate products	41.6	27.2	21.7
Total reportable segment Adjusted EBITDA	$220.8	$213.0	$179.2

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income From Continuing Operations:
Total reportable segment Adjusted EBITDA	$220.8	$213.0	$179.2
Other products and eliminations income from operations	21.7	10.8	9.9
Corporate overhead	(54.9)	(56.3)	(43.5)
Depreciation, depletion and amortization for reportable segments	(85.8)	(63.1)	(50.6)
Acquisition related costs	(1.4)	—	—
Impairment of goodwill and other assets	(1.3)	(6.2)	—
Hurricane-related losses for reportable segments	0.8	(3.0)	—
Quarry dredge costs for specific event for reportable segments	(1.1)	(3.4)	—
Purchase accounting adjustments for inventory	(0.8)	(1.3)	—
Eminent domain costs	(0.7)	—	—
Litigation settlement costs	(2.1)	—	—
Interest expense, net	(46.4)	(42.0)	(27.7)
Corporate loss on early extinguishment of debt	—	(0.1)	(12.0)
Corporate derivative loss	—	(0.8)	(19.9)
Change in value of contingent consideration for reportable segments	—	(7.9)	(5.2)
Corporate, other products and eliminations other income, net	(0.7)	(1.1)	0.6
Income from continuing operations before income taxes	48.1	38.6	30.8
Income tax expense	16.8	12.4	21.2
Income from continuing operations	$31.3	$26.2	$9.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Expenditures:	2018	2017	2016
Ready-mixed concrete	$24.0	$21.7	$25.3
Aggregate products	13.8	18.9	11.2
Other products and corporate	2.1	2.1	3.9
Total capital expenditures	$39.9	$42.7	$40.4

Revenue by Product:	2018	2017	2016
Ready-mixed concrete	$1,306.5	$1,213.0	$1,061.0
Aggregate products	136.5	49.8	41.7
Aggregates distribution	22.7	30.6	25.5
Building materials	26.2	24.4	19.9
Lime	7.4	9.9	11.1
Hauling	4.8	5.6	5.4
Other	2.3	2.7	3.6
Total revenue	$1,506.4	$1,336.0	$1,168.2

	December 31,
Identifiable Property, Plant and Equipment Assets:	2018	2017		2016
Ready-mixed concrete	$295.5	$266.6		$229.1
Aggregate products	355.0	342.1	(1)	87.1
Other products and corporate	29.7	27.6	(1)	21.2
Total identifiable assets	$680.2	$636.3		$337.4

(1)    $27.5 million was reclassified to aggregate products from other products and corporate due to the segment reporting change made during the three months ended June 30, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   DERIVATIVES

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock at an exercise price of $22.69 per share and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock at an exercise price of $26.68 per share (collectively, the "Warrants").  Prior to their expiration on August 31, 2017 and in accordance with ASC 815, "Derivatives and Hedging" ("ASC 815"), we were required to account for our Warrants as derivative instruments. The Warrants were not used to manage business risk and were not executed for speculative purposes. The Warrants were treated as potentially dilutive securities in the calculation of diluted earnings per share as shares of our common stock would have been issued if the Warrants had been exercised. A total of 112,638 Class A Warrants and 114,775 Class B Warrants expired unexercised on August 31, 2017.

The following table presents the effect of derivative instruments (in millions) on our consolidated statements of operations, excluding income tax effects:

Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Classification in Statement of Operations	2018	2017	2016
Warrants	Derivative loss	$—	$0.8	$19.9

As of December 31, 2016, we had Warrants outstanding representing 1.4 million shares.

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

21.     DISCONTINUED OPERATIONS

Discontinued operations, primarily related to the now expired real estate leases and subleases of businesses that were disposed of in prior years, were as follows (in millions):

	2017	2016
Revenue	$—	$—
Operating expenses, net	(1.0)	(1.2)
Loss from discontinued operations, before income taxes	(1.0)	(1.2)
Income tax benefit	(0.4)	(0.5)
Loss from discontinued operations	$(0.6)	$(0.7)

We had no discontinued operations in 2018. Cash flows from operating activities included cash used in discontinued operations of $0.6 million for 2017 and $0.5 million for 2016. Cash flows from investing activities included cash provided by discontinued operations of $0.6 million for 2017 and $0.5 million for 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10.8	$9.2	$—	$20.0
Trade accounts receivable, net	—	219.7	6.9	—	226.6
Inventories	—	42.4	8.8	—	51.2
Other receivables	11.1	7.0	0.3	—	18.4
Prepaid expenses and other	—	7.1	0.8	—	7.9
Intercompany receivables	9.7	—	0.3	(10.0)	—
Total current assets	20.8	287.0	26.3	(10.0)	324.1
Property, plant and equipment, net	—	468.3	211.9	—	680.2
Goodwill	—	155.5	83.8	—	239.3
Intangible assets, net	—	111.8	4.8	—	116.6
Investment in subsidiaries	604.1	—	—	(604.1)	—
Long-term intercompany receivables	308.9	—	1.1	(310.0)	—
Other assets	—	10.8	0.3	—	11.1
Total assets	$933.8	$1,033.4	$328.2	$(924.1)	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$122.4	$3.4	$—	$125.8
Accrued liabilities	4.7	83.2	8.4	—	96.3
Current maturities of long-term debt	0.3	29.9	0.6	—	30.8
Intercompany payables	—	—	10.0	(10.0)	—
Total current liabilities	5.0	235.5	22.4	(10.0)	252.9
Long-term debt, net of current maturities	615.5	67.6	0.2	—	683.3
Other long-term obligations and deferred credits	0.9	51.0	2.9	—	54.8
Deferred income taxes	—	22.4	20.7	—	43.1
Long-term intercompany payables	—	188.7	121.3	(310.0)	—
Total liabilities	621.4	565.2	167.5	(320.0)	1,034.1
Total shareholders' equity	312.4	468.2	135.9	(604.1)	312.4
Non-controlling interest	—	—	24.8	—	24.8
Total equity	312.4	468.2	160.7	(604.1)	337.2
Total liabilities and equity	$933.8	$1,033.4	$328.2	$(924.1)	$1,371.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.0	$15.6	$—	$22.6
Trade accounts receivable, net	—	208.7	5.5	—	214.2
Inventories	—	41.0	7.1	—	48.1
Other receivables	16.3	2.6	0.3	—	19.2
Prepaid expenses and other	—	7.0	0.6	—	7.6
Intercompany receivables	14.6	—	—	(14.6)	—
Total current assets	30.9	266.3	29.1	(14.6)	311.7
Property, plant and equipment, net	—	416.9	219.4	—	636.3
Goodwill	—	142.2	62.5	—	204.7
Intangible assets, net	—	115.5	2.6	—	118.1
Investment in subsidiaries	544.3	—	—	(544.3)	—
Long-term intercompany receivables	322.2	—	—	(322.2)	—
Other non-current assets	—	4.4	1.6	(0.7)	5.3
Total assets	$897.4	$945.3	$315.2	$(881.8)	$1,276.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$115.5	$1.6	—	$117.1
Accrued liabilities	6.7	53.1	5.6	—	65.4
Current maturities of long-term debt	—	25.3	0.7	—	26.0
Intercompany payables	—	—	14.6	(14.6)	—
Total current liabilities	6.7	193.9	22.5	(14.6)	208.5
Long-term debt, net of current maturities	608.2	58.5	0.7	—	667.4
Other long-term obligations and deferred credits	2.0	88.7	2.6	—	93.3
Deferred income taxes	—	5.5	—	(0.7)	4.8
Long-term intercompany payables	—	195.3	126.9	(322.2)	—
Total liabilities	616.9	541.9	152.7	(337.5)	974.0
Total shareholder's equity	280.5	403.4	140.8	(544.3)	280.4
Non-controlling interest	—	—	21.7	—	21.7
Total equity	280.5	403.4	162.5	(544.3)	302.1
Total liabilities and equity	$897.4	$945.3	$315.2	$(881.8)	$1,276.1

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,394.4	$112.0	$—	$1,506.4
Cost of goods sold before depreciation, depletion and amortization	—	1,130.8	81.4	—	1,212.2
Selling, general and administrative expenses	—	118.5	8.0	—	126.5
Depreciation, depletion and amortization	—	76.2	15.6	—	91.8
Change in value of contingent consideration	0.1	(0.1)	—	—	—
Impairment of goodwill and other assets	—	1.3	—	—	1.3
Loss (gain) on sale of business and assets, net	—	(15.5)	0.2	—	(15.3)
Operating income (loss)	(0.1)	83.2	6.8	—	89.9
Interest expense, net	39.5	3.7	3.2	—	46.4
Other expense (income), net	1.2	(3.7)	(2.1)	—	(4.6)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(40.8)	83.2	5.7	—	48.1
Income tax expense (benefit)	(4.5)	18.4	2.9	—	16.8
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(36.3)	64.8	2.8	—	31.3
Equity in earnings of subsidiaries	66.3	—	—	(66.3)	—
Net income (loss)	30.0	64.8	2.8	(66.3)	31.3
Less: Net income attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to U.S. Concrete	$30.0	$64.8	$1.5	$(66.3)	$30.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,311.6	$24.4	$—	$1,336.0
Cost of goods sold before depreciation, depletion and amortization	—	1,034.3	22.3	—	1,056.6
Selling, general and administrative expenses	—	115.4	3.8	—	119.2
Depreciation, depletion and amortization	—	64.1	3.7	—	67.8
Change in value of contingent consideration	0.9	7.0	—	—	7.9
Impairment of goodwill and other assets	—	—	6.2	—	6.2
Gain on sale of business and assets, net	—	(0.7)	—	—	(0.7)
Operating income (loss)	(0.9)	91.5	(11.6)	—	79.0
Interest expense, net	39.8	1.6	0.6	—	42.0
Derivative loss	0.8	—	—	—	0.8
Loss on extinguishment of debt	0.1	—	—	—	0.1
Other expense (income), net	—	(2.5)	—	—	(2.5)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(41.6)	92.4	(12.2)	—	38.6
Income tax expense (benefit)	(16.3)	29.0	(0.3)	—	12.4
Net income (loss) from continuing operations before equity in earnings of subsidiaries and non-controlling interest	(25.3)	63.4	(11.9)	—	26.2
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(0.6)	—	—	(0.6)
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(25.3)	62.8	(11.9)	—	25.6
Equity in earnings of subsidiaries	50.8	—	—	(50.8)	—
Net income (loss)	25.5	62.8	(11.9)	(50.8)	25.6
Less: Net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to U.S. Concrete	$25.5	$62.8	$(12.0)	$(50.8)	$25.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,147.6	$20.6	$—	$1,168.2
Cost of goods sold before depreciation, depletion and amortization	—	904.6	17.7	—	922.3
Selling, general and administrative expenses	—	97.3	2.7	—	100.0
Depreciation, depletion and amortization	—	52.8	2.1	—	54.9
Change in value of contingent consideration	0.2	5.0	—	—	5.2
Gain on sale of business and assets, net	—	(1.4)	—	—	(1.4)
Operating income (loss)	(0.2)	89.3	(1.9)	—	87.2
Interest expense, net	25.9	1.8	—	—	27.7
Derivative loss	19.9	—	—	—	19.9
Loss on extinguishment of debt	12.0	—	—	—	12.0
Other expense (income), net	—	(3.2)	—	—	(3.2)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(58.0)	90.7	(1.9)	—	30.8
Income tax (benefit) expense	(15.1)	36.9	(0.6)	—	21.2
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(42.9)	53.8	(1.3)	—	9.6
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(0.7)	—	—	(0.7)
Net income (loss) before equity in earnings of subsidiaries	(42.9)	53.1	(1.3)	—	8.9
Equity in earnings of subsidiaries	51.8	—	—	(51.8)	—
Net income (loss)	$8.9	$53.1	$(1.3)	$(51.8)	$8.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(32.5)	$156.4	$2.0	$(3.1)	$122.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.9)	(4.0)	—	(39.9)
Payments related to acquisitions, net of cash acquired	—	(72.3)	—	—	(72.3)
Proceeds from disposals of businesses and property, plant and equipment	—	20.7	—	—	20.7
Purchases of environmental credits	—	—	(2.8)	—	(2.8)
Insurance proceeds from property loss claims	—	1.6	1.0	—	2.6
Investment in subsidiaries	6.5	—	—	(6.5)	—
Net cash provided by (used in) investing activities	6.5	(85.9)	(5.8)	(6.5)	(91.7)
Cash flows from financing activities:
Proceeds from revolver borrowings	431.2	—	—	—	431.2
Repayments of revolver borrowings	(425.2)	—	—	—	(425.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Payments of other long-term obligations	(2.2)	(3.7)	—	—	(5.9)
Payments for other financing	—	(28.5)	(1.1)	—	(29.6)
Payments for share repurchases	(6.7)	—	—	—	(6.7)
Other treasury share purchases	(1.9)	—	—	—	(1.9)
Other proceeds	—	4.6	—	—	4.6
Intercompany funding	30.7	(39.2)	(1.1)	9.6	—
Net cash provided by (used in) financing activities	26.0	(66.8)	(2.2)	9.6	(33.4)
Effect of exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	—	3.7	(6.3)	—	(2.6)
Cash and cash equivalents at beginning of period	—	7.0	15.6	—	22.6
Cash and cash equivalents at end of period	$—	$10.7	$9.3	$—	$20.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(30.1)	$114.5	$(4.9)	$15.3	$94.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(40.0)	(2.7)	—	(42.7)
Payments related to acquisitions, net of cash acquired	(236.1)	(59.0)	—	—	(295.1)
Proceeds from disposals of businesses and property, plant and equipment	—	3.5	—	—	3.5
Investment in subsidiaries	(1.8)	—	—	1.8	—
Net cash provided by (used in) investing activities	(237.9)	(95.5)	(2.7)	1.8	(334.3)
Cash flows from financing activities:
Proceeds from revolver borrowings	54.4	—	—	—	54.4
Repayments of revolver borrowings	(45.4)	—	—	—	(45.4)
Proceeds from issuance of debt	211.5	—	—	—	211.5
Proceeds from exercise of warrants and stock options	2.7	—	—	—	2.7
Payments of other long-term obligations	(4.2)	(4.8)	—	—	(9.0)
Payments for other financing	—	(20.2)	(0.1)	—	(20.3)
Debt issuance costs	(4.5)	—	—	—	(4.5)
Other treasury share purchases	(3.1)	—	—	—	(3.1)
Intercompany funding	56.6	(62.6)	23.1	(17.1)	—
Net cash provided by (used in) financing activities	268.0	(87.6)	23.0	(17.1)	186.3
Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	(68.6)	15.4	—	(53.2)
Cash and cash equivalents at beginning of period	—	75.6	0.2	—	75.8
Cash and cash equivalents at end of period	$—	$7.0	$15.6	$—	$22.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(19.7)	$134.7	$1.0	$—	$116.0
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(37.5)	(2.9)	—	(40.4)
Payments related to acquisitions, net of cash acquired	—	(127.9)	—	—	(127.9)
Proceeds from disposals of businesses and property, plant and equipment	—	4.3	—	—	4.3
Insurance proceeds from property loss claims	—	1.3	—	—	1.3
Investment in subsidiaries	(1.5)	—	—	1.5	—
Net cash provided by (used in) investing activities	(1.5)	(159.8)	(2.9)	1.5	(162.7)
Cash flows from financing activities:
Proceeds from revolver borrowings	128.9	—	—	—	128.9
Repayments of revolver borrowings	(173.9)	—	—	—	(173.9)
Proceeds from debt issuance	400.0				400.0
Repayments of debt	(200.0)	—	—	—	(200.0)
Premium paid on early retirement of debt	(8.5)	—	—	—	(8.5)
Proceeds from exercise of stock options and warrants	0.3	—	—	—	0.3
Payments of other long-term obligations	(0.7)	(4.0)	—	—	(4.7)
Payments for other financing	0.2	(13.6)	—	—	(13.4)
Debt issuance costs	(7.8)	—	—	—	(7.8)
Other treasury share purchases	(2.9)	—	—	—	(2.9)
Other proceeds	—	0.6	—	—	0.6
Intercompany funding	(114.4)	113.9	2.0	(1.5)	—
Net cash provided by (used in) financing activities	21.2	96.9	2.0	(1.5)	118.6
Net increase (decrease) in cash and cash equivalents	—	71.8	0.1	—	71.9
Cash and cash equivalents at beginning of period	—	3.8	0.1		3.9
Cash and cash equivalents at end of period	$—	$75.6	$0.2	$—	$75.8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Acquisitions

We completed the following acquisitions during 2018 that we are in the process of integrating:

•	On Time Ready Mix, Inc. on January 10, 2018;

•	Cuttrell Trucking, LLC, Dumas Concrete, LLC, Pampa Concrete Co., Inc., Panhandle Concrete, LLC, Texas Sand & Gravel Co., Inc. on March 2, 2018;

•	Leon River Aggregate Materials, LLC on August 29, 2018; and

•	Two individually immaterial operations acquired during March 2018 and September 2018.

In reliance on interpretive guidance issued by the SEC staff, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of each of the above acquisitions. Management will include each of the above acquisitions in its 2019 assessment of internal control over financial reporting. The above acquisitions represented 3.7% of our consolidated total assets and 3.5% of our consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2018.

Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting (excluding the above acquisitions) based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We completed a number of acquisitions in the year ended December 31, 2018. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended December 31, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on Internal Control over Financial Reporting

We have audited U.S. Concrete, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, U.S. Concrete, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of On Time Ready Mix, Inc., Cuttrell Trucking, LLC, Dumas Concrete, LLC, Pampa Concrete Co., Inc., Panhandle Concrete, LLC, Texas Sand & Gravel Co., Inc., Leon River Aggregate Materials, LLC, and two other individually immaterial acquired operations, which are included in the 2018 consolidated financial statements of the Company and constituted 3.7% of total assets as of December 31, 2018 and 3.5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of On Time Ready Mix, Inc., Cuttrell Trucking, LLC, Dumas Concrete, LLC, Pampa Concrete Co., Inc., Panhandle Concrete, LLC, Texas Sand & Gravel Co., Inc., Leon River Aggregate Materials, LLC, and two other individually immaterial acquired operations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and December 31, 2017, the related consolidated statements of operations, total equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2019

Item 9B.  Other Information

Not applicable.

PART III

Except as otherwise indicated in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2019 Annual Meeting of Stockholders (our "2019 Proxy Statement"). We intend to file our 2019 Proxy Statement with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2018.

Item 10.   Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.  Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2019 Proxy Statement, which is incorporated in this Item by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2019 Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2018, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	13	$17.23	22

(1)
We adopted a management equity incentive plan (the "2010 Plan"), effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to our Plan of Reorganization, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. On January 23, 2013, we adopted, and on May 15, 2013, the Company’s stockholders approved the U.S. Concrete, Inc. Long Term Incentive Plan (the “2013 Plan”), which allows, among other things, for approximately 0.5 million shares of common stock to be reserved for grant as equity-based awards to our management, employees and directors. The 2013 Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards. We reserved 2.7 million shares of common stock for issuance in connection with the 2010 and 2013 Plans, and, as of December 31, 2018, there were less than 0.1 million shares remaining for future issuance.

Item 13.  Certain Relationships and Related Transactions and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and "Director Independence" in the 2019 Proxy Statement, which is incorporated in this Item by this reference.

Item 14.  Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred for Services by the Principal Accountant” in the 2019 Proxy Statement, which is incorporated in this Item by this reference.

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

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 107-109 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	February 26, 2019	By:	/s/ William J. Sandbrook
William J. Sandbrook
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2019.

Signature	Title

/s/ William J. Sandbrook	Chairman, President, and Chief Executive Officer
William J. Sandbrook	(Principal Executive Officer)

/s/ John E. Kunz	Senior Vice President and Chief Financial Officer
John E. Kunz	(Principal Financial Officer)

/s/ Gibson T. Dawson	Vice President, Corporate Controller and Chief Accounting Officer
Gibson T. Dawson	(Principal Accounting Officer)

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Susan M. Ball	Director
Susan M. Ball

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.20*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
10.21*†
—Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2017 (File No. 001-34530)).

10.22*†
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

10.23*	—Offer Letter to John Kunz, dated September 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).
10.24*
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.25*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated February 1, 2016, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.26*†	—Form of Restricted Stock Agreement (Employee Form)
10.27*†	—Form of Restricted Stock Unit Agreement (Canadian Employee / Taxpayer Form)
10.28*†	—Form of Restricted Stock Unit Agreement (Directors)
10.29*†	—Employment Agreement with Scott Dryden, dated February 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 7, 2018 (File No. 001-34530))
21.1	—Subsidiaries.
23.1	—Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.