Form 10-Q
period 2019-03-31
US CONCRETE INC
filed 2019-05-09
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number: 001-34530
U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Address of principal executive offices, including zip code: 331 N. Main Street, Euless, Texas 76039
Registrant’s telephone number, including area code: (817) 835-4105

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.001	USCR	The Nasdaq Stock Market LLC

There were 16,616,234 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 1, 2019.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$23.9	$20.0
Trade accounts receivable, net of allowances of $5.9 as of March 31, 2019 and $6.1 as of December 31, 2018	225.6	226.6
Inventories	50.5	51.2
Other receivables	19.7	18.4
Prepaid expenses and other	10.0	7.9
Total current assets	329.7	324.1
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $246.7 as of March 31, 2019 and $236.1 as of December 31, 2018	672.6	680.2
Operating lease assets	74.0	—
Goodwill	239.5	239.3
Intangible assets, net	110.5	116.6
Other assets	11.1	11.1
Total assets	$1,437.4	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110.3	$125.8
Accrued liabilities	109.8	96.3
Current maturities of long-term debt	30.2	30.8
Current operating lease liabilities	13.5	—
Total current liabilities	263.8	252.9
Long-term debt, net of current maturities	678.8	683.3
Long-term operating lease liabilities	62.8	—
Other long-term obligations and deferred credits	51.5	54.8
Deferred income taxes	45.1	43.1
Total liabilities	1,102.0	1,034.1
Commitments and contingencies (Note 11)
Equity:
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	331.5	329.6
Retained earnings	13.5	16.2
Treasury stock, at cost	(34.5)	(33.4)
Total shareholders' equity	310.5	312.4
Non-controlling interest	24.9	24.8
Total equity	335.4	337.2
Total liabilities and equity	$1,437.4	$1,371.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in millions except per share)	2019	2018
Revenue	$333.1	$327.8
Cost of goods sold before depreciation, depletion and amortization	268.4	267.2
Selling, general and administrative expenses	32.1	32.3
Depreciation, depletion and amortization	22.8	20.6
Change in value of contingent consideration	1.0	0.3
Loss (gain) on sale/disposal of assets, net	0.9	(0.2)
Operating income	7.9	7.6
Interest expense, net	11.6	11.4
Other income, net	(0.4)	(1.6)
Income (loss) before income taxes	(3.3)	(2.2)
Income tax expense (benefit)	(0.7)	1.7
Net income (loss)	(2.6)	(3.9)
Less: Net income attributable to non-controlling interest	(0.1)	—
Net income (loss) attributable to U.S. Concrete	$(2.7)	$(3.9)

Earnings (loss) per share attributable to U.S. Concrete:
Basic earnings per share	$(0.16)	$(0.23)
Diluted earnings per share	$(0.16)	$(0.23)

Weighted average shares outstanding:
Basic	16.3	16.4
Diluted	16.3	16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock
(in millions)	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	16.7	$—	$319.0	$(13.8)	$(24.8)	$280.4	$21.7	$302.1
Stock-based compensation	—	—	2.2	—	—	2.2	—	2.2
Restricted stock grants, net of cancellations	0.1	—	—	—	—	—	—	—
Other treasury share purchases	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	(3.9)	—	(3.9)	—	(3.9)
BALANCE, March 31, 2018	16.8	$—	$321.2	$(17.7)	$(26.0)	$277.5	$21.6	$299.1

BALANCE, December 31, 2018	16.6	$—	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	—	1.7	—	—	1.7	—	1.7
Stock options exercised	—	—	0.2	—	—	0.2	—	0.2
Other treasury share purchases	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net income (loss)	—	—	—	(2.7)	—	(2.7)	0.1	(2.6)
BALANCE, March 31, 2019	16.6	$—	$331.5	$13.5	$(34.5)	$310.5	$24.9	$335.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in millions)	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2.6)	$(3.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22.8	20.6
Amortization of debt issuance costs	0.4	0.5
Change in value of contingent consideration	1.0	0.3
Loss (gain) on sale/disposal of assets, net	0.9	(0.2)
Deferred income taxes	2.2	(0.5)
Provision for doubtful accounts and customer disputes	0.4	1.0
Stock-based compensation	1.7	2.2
Other, net	(0.5)	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	0.6	(0.1)
Inventories	0.7	1.4
Prepaid expenses and other current assets	(3.5)	(1.8)
Other assets and liabilities	(1.0)	(1.3)
Accounts payable and accrued liabilities	(1.2)	7.9
Net cash provided by operating activities	21.9	25.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7.2)	(8.4)
Payments for acquisitions, net of cash acquired	—	(60.3)
Proceeds from disposals of businesses and property, plant and equipment	0.4	0.4
Insurance proceeds from property loss claims	—	1.6
Net cash used in investing activities	(6.8)	(66.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	76.3	135.7
Repayments of revolver borrowings	(74.8)	(69.7)
Proceeds from stock option exercises	0.2	—
Payments of other long-term obligations	(3.7)	(3.5)
Payments for other financing	(8.1)	(6.4)
Other treasury share purchases	(1.1)	(1.2)
Net cash provided by (used in) financing activities	(11.2)	54.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3.9	14.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20.0	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23.9	$36.6

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$1.7	$1.4
Net cash paid for income taxes	$—	$0.6
Capital expenditures funded by finance leases and promissory notes	$1.3	$2.7
Acquisitions funded by contingent consideration	$—	$0.9
Leased assets obtained in exchange for new operating lease liabilities	$0.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company," or "U.S. Concrete") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 10-K").  In the opinion of our management, all material adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. All adjustments are of a normal or recurring nature. All amounts are presented in United States dollars, unless otherwise noted. Certain computations may be impacted by the effect of rounding in this report. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Lease Accounting. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases, excluding mineral interest leases, with terms greater than twelve months. Additionally, this guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We adopted the guidance as of January 1, 2019, using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. We implemented processes and information technology tools to assist in our ongoing lease data collection and analysis and in updating internal controls that were impacted by the new guidance.

In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We elected to exclude leases with an initial term of 12 months or less from the balance sheet. We made an accounting policy election to combine lease and non-lease components when calculating the lease liability under the new standard. Non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, are primarily considered variable costs. We did not elect the hindsight practical expedient to determine the lease term for existing leases.

As a result of adopting the new standard, we recorded additional lease assets and lease liabilities of approximately $76.9 million and $79.2 million, respectively, on the balance sheet as of January 1, 2019. The additional lease assets equal the lease liabilities, excluding the impact of deferred rent, which was previously recorded in accrued liabilities. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

For our other significant accounting policies, see Note 1 to the consolidated financial statements in our 2018 10-K.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    LEASES

We are the lessee in a lease contract when we obtain the right to control the asset.  We lease certain land, office space, equipment and vehicles. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is primarily at our discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of volume sold over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Where observable, we use the implicit interest rate in determining the present value of future payments. Where the implicit interest rate is not observable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  We give consideration to our outstanding debt as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Leases ($ in millions)	Balance Sheet Classification	March 31, 2019
Assets:
Operating lease assets	Operating lease assets	$74.0
Finance lease assets	Property, plant and equipment, net	86.2	(1)
Total lease assets		$160.2
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$13.5
Finance	Current maturities of long-term debt	20.4
Long-term liabilities
Operating	Long-term operating lease liabilities	62.8
Finance	Long-term debt, net of current maturities	46.8
Total lease liabilities		$143.5

(1) Net of accumulated amortization of $21.9 million.

Lease Cost ($ in millions)	Statement of Operations Classification	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$6.4	(1)
Finance lease cost
Amortization of leased assets	Depreciation, depletion and amortization	2.7
Interest on lease liabilities	Interest expense, net	0.6
Total finance lease cost		3.3
Total		$9.7

(1) Includes short-term lease and variable lease costs of approximately $1.5 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities ($ in millions)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$13.4	$17.4	$30.8
2020	15.7	21.5	37.2
2021	14.0	16.7	30.7
2022	11.3	10.7	22.0
2023	9.8	5.4	15.2
2024	8.1	0.5	8.6
Thereafter	25.1	—	25.1
Total lease payments	97.4	72.2	169.6
Less interest	21.1	5.0	26.1
Present value of lease liabilities	$76.3	$67.2	$143.5

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.9
Finance leases	3.6
Weighted-average discount rate:
Operating leases	6.1%
Finance leases	3.9%

Other Information ($ in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.8
Operating cash flows for finance leases	0.6
Financing cash flows for finance leases	5.1
Leased assets obtained in exchange for new finance lease liabilities	1.3
Leased assets obtained in exchange for new operating lease liabilities	0.8

4.	BUSINESS COMBINATIONS

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete, aggregate products and other non-reportable operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $70.8 million. The acquisitions included the assets and certain liabilities of the following:

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million and was net of a working capital receivable of $0.2 million. We funded the cash portion through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these acquisitions included 149 mixer trucks, 20 concrete plant facilities and 2 aggregate facilities. To effect these transactions, during the three months ended March 31, 2018, we incurred $0.5 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for Leon River and the immaterial West Texas acquisition described above is preliminary, while the accounting for the other 2018 acquisitions is final. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. See Note 6 for a description of our measurement period adjustments.

The following table presents the total consideration for the 2018 acquisitions and the amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of their respective acquisition dates:

($ in millions)	2018 Acquisitions
Inventory	$1.1
Other current assets	0.1
Property, plant and equipment	37.4
Definite-lived intangible assets	19.8
Total assets acquired	58.4
Current liabilities	0.1
Other long-term liabilities	1.1
Total liabilities assumed	1.2
Goodwill	13.6
Total consideration (fair value) (1)	$70.8

(1) Included $1.1 million of contingent consideration.

Acquired Intangible Assets and Goodwill
A summary of the intangible assets acquired in 2018 and their estimated useful lives is as follows:

($ in millions)	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	5.8	$18.5
Non-compete agreements	5.0	1.3
Total		$19.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 acquisitions was as follows (in millions):

2019 (remainder of the year)	$2.8
2020	3.8
2021	3.0
2022	2.8
2023	1.8
Thereafter	1.8
Total	$16.0

During the three months ended March 31, 2019 and 2018, we recorded $0.9 million and $0.1 million of amortization expense related to these intangible assets, respectively.

The goodwill ascribed to the 2018 acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete and other non-reportable segments in the amounts of $12.8 million and $0.8 million, respectively. We generally expect all $13.6 million of goodwill from the 2018 acquisitions to be deductible for tax purposes. See Note 9 for additional information regarding income taxes.

Actual Impact of Acquisitions

During the three months ended March 31, 2019, we recorded approximately $13.3 million of revenue and $1.0 million of operating income in our condensed consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition. During the three months ended March 31, 2018, we recorded approximately $5.0 million of revenue and $1.0 million of operating income in our condensed consolidated statements of operations in 2018 related to the 2018 acquisitions following their respective dates of acquisition.

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects the unaudited pro forma combined financial results for the 2018 acquisitions, excluding the individually immaterial acquisitions as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the 2018 results of operations as if the 2018 acquisitions had been completed on January 1, 2017. The impact to the 2019 results of operations if the 2018 acquisitions had been completed on January 1, 2017 was not material.

($ in millions except per share)	Three Months Ended March 31, 2018
Revenue	$343.4
Net income (loss) attributable to U.S. Concrete	$(4.1)

Net income (loss) per share attributable to U.S. Concrete - basic	$(0.25)
Net income (loss) per share attributable to U.S. Concrete - diluted	$(0.25)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2018 acquisitions occurred on January 1, 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma amounts above reflect the following adjustments:

($ in millions)	Three Months Ended March 31, 2018
Increase in intangible amortization expense	$0.8
Exclusion of buyer transaction costs	0.5
Decrease in income tax expense	0.1

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

5.    INVENTORIES

($ in millions)	March 31, 2019	December 31, 2018
Raw materials	$45.4	$46.4
Building materials for resale	3.0	2.8
Other	2.1	2.0
Total	$50.5	$51.2

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The accumulated impairment was as follows:

($ in millions)	March 31, 2019	December 31, 2018
Goodwill, gross	$245.3	$245.1
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.3

The changes in goodwill by reportable segment were as follows:

($ in millions)	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2018	$147.7	$86.2	$5.4	$239.3
Measurement period adjustments for prior year business combinations (1)	0.2	—	—	0.2
Goodwill, net at March 31, 2019	$147.9	$86.2	$5.4	$239.5

(1)	Adjustments for the 2018 acquisitions recorded during 2019 included a $0.2 million reduction of property, plant, and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Our purchased intangible assets were as follows:

	March 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(47.2)	$61.3	4.5
Trade names	44.5	(11.8)	32.7	19.5
Non-competes	18.3	(12.9)	5.4	2.5
Leasehold interests	12.5	(5.5)	7.0	5.8
Favorable contracts	4.0	(3.8)	0.2	1.7
Environmental credits	2.8	(0.1)	2.7	16.8
Total definite-lived intangible assets	190.6	(81.3)	109.3	9.3
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(81.3)	$110.5

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

	December 31, 2018
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(43.1)	$65.4	4.7
Trade names	44.5	(11.1)	33.4	19.6
Non-competes	18.3	(12.1)	6.2	2.6
Leasehold interests	12.5	(5.1)	7.4	5.9
Favorable contracts	4.0	(3.8)	0.2	1.9
Environmental credits	2.8	—	2.8	17.0
Total definite-lived intangible assets	190.6	(75.2)	115.4	9.8
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(75.2)	$116.6

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2019 (remainder of the year)	$17.3
2020	21.0
2021	18.7
2022	12.8
2023	6.5
Thereafter	33.0
Total	$109.3

Also included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both March 31, 2019 and December 31, 2018, and a net carrying amount of $0.7 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.2 years as of March 31, 2019.

We recorded $6.0 million and $5.4 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended March 31, 2019 and 2018, respectively.

7.	DEBT

($ in millions)	March 31, 2019	December 31, 2018
Senior unsecured notes due 2024 and unamortized premium(1)	$608.0	$608.4
Asset based revolving credit facility	16.6	15.0
Finance leases	67.2	71.2
Other financing	25.8	28.5
Debt issuance costs	(8.6)	(9.0)
Total debt	709.0	714.1
Less: current maturities	(30.2)	(30.8)
Long-term debt, net of current maturities	$678.8	$683.3

(1)	The effective interest rate for these notes was 6.56% as of both March 31, 2019 and December 31, 2018.

Asset Based Revolving Credit Facility

As of March 31, 2019, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or LIBOR loans denominated in U.S. dollars. The interest rate for the facility was 5.75% as of March 31, 2019.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at March 31, 2019 was $201.0 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2019, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels for the quarter ended March 31, 2019 and the year ended December 31, 2018.

We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates.  The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management.  Any change in the fair value estimate is recorded in our consolidated statement of operations for that period.  The current portion of contingent consideration is included in accrued liabilities while the long-term portion is included in other long-term obligations and deferred credits, both of which are in our condensed consolidated balance sheets. The use of different estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs. Our recurring Level 3 fair value liability, contingent consideration, including the current portion, was $58.3 million as of March 31, 2019 and $60.7 million as of December 31, 2018.

The following tables present the valuation inputs for our three model types of acquisition-related contingent consideration arrangements.

	March 31, 2019
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$32.5	$24.9	$0.9
Discount rate	10.75% - 12.25%	3.70% - 5.00%	1.67% - 15.75%
Payment cap (in millions)	$36.0	$25.0	$1.0
Expected payment period remaining (in years)	1-3	0-1	0-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.2	$26.5	$1.0
Discount rate	10.75% - 12.25%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.3	$1.1
Expected payment period remaining (in years)	1-3	1	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2018 to March 31, 2019:

($ in millions)	Contingent Consideration
Balance at December 31, 2018	$60.7
Change in valuation	1.0
Payments of contingent consideration	(3.4)
Balance at March 31, 2019	$58.3

Other Financial Instruments

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $610.5 million as of March 31, 2019. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

Other Assets Measured on a Non-Recurring Basis

In connection with our acquisitions described in Note 4, the assets acquired were recorded at their fair value on a non-recurring basis as of their respective acquisition dates. We generally use a third party valuation firm to assist us with developing our estimates of fair value. The fair value of property, plant and equipment was based primarily on comparable sales. In determining the fair value of intangible assets, we utilized the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections were based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements. The valuations were prepared using Level 3 inputs.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

We recorded an income tax benefit of $0.7 million and an income tax expense of $1.7 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, our effective tax rate was impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, and (iv) unfavorable discrete items occurring in the first quarter including a net tax shortfall recognized for share-based compensation. These unfavorable items were partially offset by additional state income tax benefits recognized. For the three months ended March 31, 2018, our effective tax rate differed from the federal statutory rate primarily due to losses generated by our Canadian operations for which no income tax benefit was recognized due to a related full valuation allowance. Our other entities had net pre-tax income and recognized corresponding net income tax expense, which included cumulative adjustments to deferred income taxes resulting in additional income tax expense of $1.3 million.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and maintained valuation allowances as of March 31, 2019 and December 31, 2018 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $40.2 million as of March 31, 2019 and $38.0 million as of December 31, 2018, of which $45.1 million and $43.1 million were recorded as non-current liabilities. Deferred tax assets for certain state taxing jurisdictions, which were recorded as non-current assets, were $4.9 million as of March 31, 2019, and $5.1 million as of December 31, 2018.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the three months ended March 31, 2019 and 2018, we recorded unrecognized tax benefits of $0.3 million and $0.1 million, respectively.

10.	EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations:

	Three Months Ended March 31,
(in millions)	2019(1)	2018(1)
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to U.S. Concrete	$(2.7)	$(3.9)

Denominator for earnings per share:
Basic weighted average common shares outstanding	16.3	16.4
Diluted weighted average common shares outstanding	16.3	16.4

(1)
We reported a loss attributable to U.S. Concrete for the three months ended March 31, 2019 and 2018; therefore, the share counts used in the basic and diluted earnings per share calculations were the same.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The potentially dilutive shares excluded from the diluted earnings per share calculation for the periods presented related to unvested restricted stock awards and restricted stock units, as their effect would have been anti-dilutive or they had not met their performance target and totaled 249,000 for the three months ended March 31, 2019 and 403,000 for the three months ended March 31, 2018.

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

As of May 9, 2019, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2019.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2019.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of May 9, 2019, there were no material pending claims related to such indemnification.

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a subsidiary of our Canadian aggregates operation, Polaris Materials ("Polaris"), was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris’s quarrying lease for the Eagle Rock Quarry project. In 2016, ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, ERM was notified of interest charges. The total royalties and interest claimed to date are approximately CAD $3.8 million ($2.9 million). Although the Company has recorded a provision for a portion of the assessment, it continues to dispute and negotiate certain aspects of the claim, including interest charges and the timing of payment.

Eminent Domain Matter

In 2018, we incurred $0.7 million of expenses to dismantle and move a ready-mixed concrete plant and office to another location, because the District of Columbia exercised its power of eminent domain over the former site. We incurred certain additional expenditures that were capitalized for the new facilities. We have filed reimbursement claims for all of our costs, but have not recognized a receivable for such reimbursement pending approval by a third-party right-of-way agent and the District of Columbia Department of Transportation.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations, was $21.4 million as of March 31, 2019 and $20.4 million as of December 31, 2018.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $36.4 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2019. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Pennsylvania, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment produces crushed stone, sand and gravel and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other operations and products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, ARIDUS® Rapid Drying Concrete technology, brokered product sales and recycled aggregates. Other operations and products also previously included lime slurry operations until they were sold on September 5, 2018.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, and hurricane-related losses, net of recoveries. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our operations by reportable segment:

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$290.4	$289.2
Aggregate products
Sales to external customers	31.8	24.7
Intersegment sales	11.1	9.5
Total aggregate products	42.9	34.2
Total reportable segment revenue	333.3	323.4
Other products and eliminations	(0.2)	4.4
Total revenue	$333.1	$327.8

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$34.5	$41.0
Aggregate products	10.4	4.7
Total reportable segment Adjusted EBITDA	$44.9	$45.7

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income (Loss):
Total reportable segment Adjusted EBITDA	$44.9	$45.7
Other products and eliminations from operations	(0.1)	1.1
Corporate overhead	(14.5)	(15.5)
Depreciation, depletion and amortization for reportable segments	(20.8)	(19.2)
Acquisition-related costs	—	(1.0)
Hurricane-related losses, net of recoveries	—	(0.3)
Quarry dredge costs for specific event	—	(0.2)
Purchase accounting adjustments for inventory	—	(0.7)
Interest expense, net	(11.6)	(11.4)
Change in value of contingent consideration for reportable segments	(1.0)	(0.3)
Loss on mixer truck fire	(0.6)	—
Corporate, other products and eliminations other income, net	0.4	(0.4)
Income from operations before income taxes	(3.3)	(2.2)
Income tax benefit (expense)	0.7	(1.7)
Net income (loss)	$(2.6)	$(3.9)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
($ in millions)	2019	2018
Capital Expenditures:
Ready-mixed concrete	$5.8	$6.5
Aggregate products	1.2	0.9
Other products and corporate	0.2	1.0
Total capital expenditures	$7.2	$8.4

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenue by Product:
Ready-mixed concrete	$290.4	$289.2
Aggregate products	31.8	24.7
Aggregates distribution	5.3	4.1
Building materials	4.6	5.9
Lime	—	2.3
Hauling	0.9	1.1
Other	0.1	0.5
Total revenue	$333.1	$327.8

($ in millions)	March 31, 2019	December 31, 2018
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$288.6	$295.5
Aggregate products	355.0	355.0
Other products and corporate	29.0	29.7
Total identifiable assets	$672.6	$680.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13.6	$10.3	$—	$23.9
Trade accounts receivable, net	—	214.8	10.8	—	225.6
Inventories	—	41.3	9.2	—	50.5
Other receivables	3.0	16.5	0.2	—	19.7
Prepaid expenses and other	—	9.5	0.5	—	10.0
Intercompany receivables	9.7	—	0.3	(10.0)	—
Total current assets	12.7	295.7	31.3	(10.0)	329.7
Property, plant and equipment, net	—	463.9	208.7	—	672.6
Operating lease assets	—	60.3	13.7	—	74.0
Goodwill	—	155.7	83.8	—	239.5
Intangible assets, net	—	105.9	4.6	—	110.5
Investment in subsidiaries	607.3	—	—	(607.3)	—
Long-term intercompany receivables	321.7	—	3.6	(325.3)	—
Other assets	—	9.7	1.4	—	11.1
Total assets	$941.7	$1,091.2	$347.1	$(942.6)	$1,437.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$107.9	$2.4	$—	$110.3
Accrued liabilities	13.9	87.6	8.3	—	109.8
Current operating lease liabilities	—	11.9	1.6	—	13.5
Current maturities of long-term debt	0.3	29.5	0.4	—	30.2
Intercompany payables	—	—	10.0	(10.0)	—
Total current liabilities	14.2	236.9	22.7	(10.0)	263.8
Long-term debt, net of current maturities	617.0	61.6	0.2	—	678.8
Long-term operating lease liabilities	—	50.5	12.3	—	62.8
Other long-term obligations and deferred credits	—	48.4	3.1	—	51.5
Deferred income taxes	—	21.5	23.6	—	45.1
Long-term intercompany payables	—	201.9	123.4	(325.3)	—
Total liabilities	631.2	620.8	185.3	(335.3)	1,102.0
Total shareholders' equity	310.5	470.4	136.9	(607.3)	310.5
Non-controlling interest	—	—	24.9	—	24.9
Total equity	310.5	470.4	161.8	(607.3)	335.4
Total liabilities and equity	$941.7	$1,091.2	$347.1	$(942.6)	$1,437.4

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$303.1	$30.0	$—	$333.1
Cost of goods sold before depreciation, depletion and amortization	—	247.2	21.2	—	268.4
Selling, general and administrative expenses	—	30.5	1.6	—	32.1
Depreciation, depletion and amortization	—	18.8	4.0	—	22.8
Change in value of contingent consideration	—	1.0	—	—	1.0
Loss (gain) on sale/disposal of assets, net	—	0.9	—	—	0.9
Operating income (loss)	—	4.7	3.2	—	7.9
Interest expense, net	9.9	1.0	0.7	—	11.6
Other expense (income), net	—	(0.4)	—	—	(0.4)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(9.9)	4.1	2.5	—	(3.3)
Income tax expense (benefit)	(3.0)	2.0	0.3	—	(0.7)
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(6.9)	2.1	2.2	—	(2.6)
Equity in earnings of subsidiaries	4.2	—	—	(4.2)	—
Net income (loss)	(2.7)	2.1	2.2	(4.2)	(2.6)
Less: Net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to U.S. Concrete	$(2.7)	$2.1	$2.1	$(4.2)	$(2.7)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$308.8	$19.0	$—	$327.8
Cost of goods sold before depreciation, depletion and amortization	—	250.6	16.6	—	267.2
Selling, general and administrative expenses	—	29.6	2.7	—	32.3
Depreciation, depletion and amortization	—	17.3	3.3	—	20.6
Change in value of contingent consideration	—	0.3	—	—	0.3
Loss (gain) on sale/disposal of assets, net	—	(0.2)	—	—	(0.2)
Operating income (loss)	—	11.2	(3.6)	—	7.6
Interest expense, net	9.8	0.9	0.7	—	11.4
Other expense (income), net	—	(1.0)	(0.6)	—	(1.6)
Income (loss) before income taxes and equity in earnings of subsidiaries	(9.8)	11.3	(3.7)	—	(2.2)
Income tax expense (benefit)	(2.7)	4.4	—	—	1.7
Net income (loss) before equity in earnings of subsidiaries	(7.1)	6.9	(3.7)	—	(3.9)
Equity in earnings of subsidiaries	3.3	—	—	(3.3)	—
Net income (loss)	(3.8)	6.9	(3.7)	(3.3)	(3.9)
Less: Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to U.S. Concrete	$(3.8)	$6.9	$(3.7)	$(3.3)	$(3.9)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(0.9)	$26.2	$2.6	$(6.0)	$21.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7.2)	—	—	(7.2)
Proceeds from disposals of businesses and property, plant and equipment	—	0.4	—	—	0.4
Net cash used in investing activities	—	(6.8)	—	—	(6.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	76.3	—	—	—	76.3
Repayments of revolver borrowings	(74.8)	—	—	—	(74.8)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Payments of other long-term obligations	(0.7)	(3.0)	—	—	(3.7)
Payments for other financing	—	(7.8)	(0.3)	—	(8.1)
Other treasury share purchases	(1.1)	—	—	—	(1.1)
Intercompany funding	—	(5.6)	(1.4)	7.0	—
Net cash provided by (used in) financing activities	(0.1)	(16.4)	(1.7)	7.0	(11.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.0)	3.0	0.9	1.0	3.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	10.8	9.2	—	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(1.0)	$13.8	$10.1	$1.0	$23.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(0.7)	$32.2	$0.7	$(6.3)	$25.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7.9)	(0.5)	—	(8.4)
Payments for acquisitions, net of cash acquired	—	(60.3)	—	—	(60.3)
Proceeds from disposals of businesses and property, plant and equipment	—	0.4	—	—	0.4
Insurance proceeds from property loss claims	—	1.6	—	—	1.6
Net cash provided by (used in) investing activities	—	(66.2)	(0.5)	—	(66.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	135.7	—	—	—	135.7
Repayments of revolver borrowings	(69.7)	—	—	—	(69.7)
Payments of other long-term obligations	(1.4)	(2.1)	—	—	(3.5)
Payments for other financing	—	(6.2)	(0.2)	—	(6.4)
Other treasury share purchases	(1.2)	—	—	—	(1.2)
Intercompany funding	(62.7)	54.8	1.6	6.3	—
Net cash provided by (used in) financing activities	0.7	46.5	1.4	6.3	54.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	12.5	1.5	—	14.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	7.0	15.6	—	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$19.5	$17.1	$—	$36.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”). Our 2018 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results.

Overview

Our principal business is producing ready-mixed concrete and supplying aggregates in select geographic markets from our operations in the United States, U.S. Virgin Islands and Canada. The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials ("Polaris"), that primarily serves markets in California. Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions as well as seasonal variations in weather conditions. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects. We conduct our business primarily through two reportable segments: ready-mixed concrete and aggregate products.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 87.2% of our revenue for the three months ended March 31, 2019) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, Northern California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 9.5% of our revenue for the three months ended March 31, 2019, excluding $11.1 million of intersegment sales) produces crushed stone, sand and gravel from 17 aggregates facilities located in British Columbia, Canada; New Jersey; Texas; Oklahoma; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 2.8 million tons of aggregates during the three months ended March 31, 2019, with Canada representing 50%, Texas / Oklahoma representing 34%, New Jersey representing 13%, and the U.S. Virgin Islands representing 3% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Acquisitions and Divestitures

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in our Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete and aggregate products operations in West Texas. During 2018, we divested the following operations that no longer fit into our operating plans: our Dallas/Fort Worth area lime operations and a Michigan aggregates property in the third quarter and a New Jersey aggregates operation in the fourth quarter.

For additional information on our acquisitions, see Note 4, "Business Combinations" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

	Three Months Ended March 31,		%
($ in millions except selling prices)	2019	2018	Change(1)
Revenue	$333.1	$327.8	1.6%
Cost of goods sold before depreciation, depletion and amortization	268.4	267.2	0.4
Selling, general and administrative expenses	32.1	32.3	(0.6)
Depreciation, depletion and amortization	22.8	20.6	10.7
Change in value of contingent consideration	1.0	0.3	233.3
Loss (gain) on sale/disposal of assets, net	0.9	(0.2)	NM
Operating income	7.9	7.6	3.9
Interest expense, net	11.6	11.4	1.8
Other income, net	(0.4)	(1.6)	(75.0)
Income (loss) before income taxes	(3.3)	(2.2)	(50.0)
Income tax expense (benefit)	(0.7)	1.7	(141.2)
Net income (loss)	(2.6)	(3.9)	33.3
Less: Net income attributable to non-controlling interest	(0.1)	—	NM
Net income (loss) attributable to U.S. Concrete	$(2.7)	$(3.9)	30.8

Ready-mixed Concrete Data:
Average selling price per cubic yard	$139.60	$136.99	1.9%
Sales volume in thousand cubic yards	2,077	2,095	(0.9)%

Aggregate Products Data:
Average selling price per ton(2)	$12.12	$10.90	11.2%
Sales volume in thousand tons	2,498	2,135	17.0%

(1) "NM" is defined as "not meaningful".

(2)
Our calculation of the aggregate products segment average selling price ("ASP") excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Revenue. For the three months ended March 31, 2019, revenue grew 1.6%, or $5.3 million, compared to the prior year first quarter, primarily driven by contributions from acquisitions. We estimate that acquisitions completed since January 1, 2018 accounted for $8.4 million of revenue growth during the three months ended March 31, 2019. As our business is seasonal and subject to adverse weather, our results were negatively impacted by inclement weather in various regions. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales grew to 12.9% of the total reportable segment revenue in the three months ended March 31, 2019 from 10.6% in the same period last year.

In the first quarter of 2019, ready-mixed concrete sales contributed $1.2 million, or 22.6%, of our revenue growth, despite the weather-impacted decrease in volume. The 1.9% increase in the ASP of our ready-mixed concrete segment more than offset the weather-impacted volume decline. The volume decline in our Northern California market, which experienced more inclement weather than the first quarter of 2018, more than offset volume increases in other markets. Aggregate product sales increased $8.7 million, driven by a 17.0% increase in volume and an 11.2% increase in the ASP. Aggregate sales volumes increased primarily for Polaris and in our West Texas market. Other products revenue and eliminations (which currently includes building materials stores, aggregates distribution, hauling operations, brokered product sales, recycled aggregates, and eliminations of our intersegment sales) decreased $4.6 million in the first quarter of 2019 as compared to the first quarter of 2018. This decline was primarily a result of the divestiture of the lime business, which provided $2.3 million of revenue in the first quarter of 2018, and lower sales of building materials from our stores in Northern California in the first quarter of 2019, which were impacted by inclement weather during the quarter.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $1.2 million, or 0.4%, in the first quarter of 2019 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A decreased by 0.9% in the first quarter of 2019 compared to the first quarter of 2018. While delivery costs decreased in comparison to the same quarter last year, we experienced greater increases in other variable and fixed costs in comparison to the same quarter last year. Our increased variable costs were primarily driven by our aggregate products operations, consistent with their increased sales volume. Our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased $0.2 million, or 0.6%, for the quarter ended March 31, 2019 in comparison to the corresponding 2018 quarter. As a percentage of revenue, SG&A expenses decreased to 9.6% in the 2019 first quarter from 9.8% in the 2018 first quarter.

Depreciation, depletion and amortization. DD&A expense increased $2.2 million, or 10.7%, for the quarter ended March 31, 2019, as compared to the corresponding quarter of 2018. The increase was primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions and depletion on acquired mineral deposits.

Change in value of contingent consideration.  For the three months ended March 31, 2019 and 2018, we recorded a non-cash loss on revaluation of contingent consideration of $1.0 million and $0.3 million, respectively. This non-cash expense is related to fair value changes in contingent consideration associated with certain of our acquisitions and in both periods was primarily due to the passage of time. The key inputs in determining the fair value of our contingent consideration of $58.3 million at March 31, 2019 included discount rates ranging from 1.67% to 15.75% and management's estimates of future sales volumes, permitted reserves and EBITDA, as defined in the respective purchase agreements. Changes in these inputs impact the valuation of our contingent consideration and may result in either a gain or loss in each reporting period.

Interest expense, net.  Net interest expense increased by $0.2 million for the quarter ended March 31, 2019 from the comparable 2018 quarter.

Loss (gain) on sale/disposal of assets, net. The loss for the quarter ended March 31, 2019 included a $0.6 million loss for a mixer truck fire that occurred during the quarter and a $0.3 million write-off for property no longer in use.

Other income, net. Other income, net, contains non-operating items and was higher in the first quarter of 2018 compared to this year primarily due to gains from insurance proceeds, whereas we did not receive such proceeds in the current quarter.

Income taxes.  For the three months ended March 31, 2019 and 2018, we recorded income tax benefit of $0.7 million and income tax expense of $1.7 million, respectively. For the three months ended March 31, 2019, our effective tax rate was impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, and (iv) unfavorable discrete items occurring in the first quarter including a net tax shortfall recognized for share-based compensation. These unfavorable items were partially offset by additional state income tax benefits recognized. For the three months ended March 31, 2018, our effective tax rate differed from the federal statutory rate primarily due to losses generated by our Canadian operations for which no income tax benefit was recognized due to a related full valuation allowance. Our other entities had net pre-tax income and recognized corresponding net income tax expense, which included cumulative adjustments to deferred income taxes resulting in additional income tax expense of $1.3 million.

Segment Information

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, hurricane-related losses, net of recoveries and derivative loss (income). Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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
See Note 12, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income before income taxes.

Ready-mixed Concrete

	Three Months Ended March 31,		Increase/ (Decrease)
($ in millions except selling prices)	2019	2018	%
Ready-mixed Concrete Segment:
Revenue	$290.4	$289.2	0.4%
Segment revenue as a percentage of total revenue	87.2%	88.2%

Adjusted EBITDA	$34.5	$41.0	(15.9)%
Adjusted EBITDA as a percentage of segment revenue	11.9%	14.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard(1)	$139.60	$136.99	1.9%
Sales volume in thousand cubic yards	2,077	2,095	(0.9)%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete sales provided 87.2% and 88.2% of our total revenue in the first quarter of 2019 and 2018, respectively. Segment revenue for the first quarter of 2019 increased $1.2 million, or 0.4%, from the comparable 2018 period, primarily driven by contributions from our acquisitions. We estimate that acquisitions completed since January 1, 2018 contributed $8.2 million in revenue growth to our 2019 first quarter ready-mixed concrete segment.

In the first quarter of 2019, our revenue growth as compared to the first quarter of 2018 was driven by the 1.9% ASP increase partially offset by a weather-impacted sales volume decline of 0.9%. Our Northern California market's sales volume decreased as a result of inclement weather in the first quarter of 2019 as compared to the same quarter in 2018, which was partially offset by increases in certain other markets.

Adjusted EBITDA.  Adjusted EBITDA for the first quarter of 2019 decreased $6.5 million, or 15.9% from the comparable 2018 period. Our variable costs were higher in the first quarter of 2019 compared to the prior year first quarter. Our fixed costs were higher in the 2019 first quarter compared to the prior year first quarter due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks compared to the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 11.9% and 14.2% in the first quarter of 2019 and 2018, respectively, primarily reflecting increased raw material costs and the negative impact of weather-related delays in some of our major markets.

Aggregate Products

	Three Months Ended March 31,			Increase/ (Decrease)
($ in millions except selling prices)	2019	2018		%
Aggregate Products Segment:
Sales to external customers	$31.8	$24.7	(1)
Intersegment sales(2)	$11.1	$9.5	(1)
Total aggregate products revenue	$42.9	$34.2	(1)	25.4%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	9.5%	7.5%	(1)

Adjusted EBITDA	$10.4	$4.7		121.3%
Adjusted EBITDA as a percentage of total aggregate products revenue	24.2%	13.7%	(1)

Aggregate Products Data:
Average selling price per ton(3)	$12.12	$10.90	(1)	11.2%
Sales volume in thousand tons	2,498	2,135		17.0%

(1)
During the quarter ended June 30, 2018, we re-characterized certain results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain amounts were reclassified from those reported in our 2018 first quarter 10-Q.

(2)	We sell aggregate products to our ready-mixed concrete segment businesses at market price.
(3) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Revenue.  Sales for our aggregate products segment provided 9.5% and 7.5% of our total revenue for the first quarter of 2019 and 2018, respectively. Segment revenue increased $8.7 million, or 25.4%, compared to prior year levels, primarily driven by increases in Polaris and our West Texas quarries. Both the higher volume and higher ASP contributed to the revenue increase. We estimate that acquisitions completed since January 1, 2018 contributed $0.9 million to this revenue growth in the first quarter of 2019.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased $5.7 million in the first quarter of 2019 as compared to the first quarter of 2018 primarily reflecting the higher revenue, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which include quarry labor and benefits, utilities, repairs and maintenance, and pit costs to mine the aggregates, all rose due to the higher sales volume. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 24.2% in the first quarter of 2019 from 13.7% in the first quarter of 2018, including the impact of increased zero-margin, customer-paid pass-through freight costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base.

As of March 31, 2019, we had $23.9 million of cash and cash equivalents and $201.0 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $224.9 million. Our unused availability under the Revolving Facility at March 31, 2019 decreased from December 31, 2018, primarily due to decreases in eligible accounts receivable, trucks and machinery balances.

The following key financial measurements reflect our financial condition as of March 31, 2019 and December 31, 2018:

($ in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$23.9	$20.0
Working capital	65.9	71.2
Total debt (1)	709.0	714.1

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions, including $39.0 million to $40.0 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets. We may seek financing for acquisitions, including additional debt or equity capital.

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

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2019, we were in compliance with all covenants under the Third Loan Agreement.

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

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $92.9 million of remaining principal as of March 31, 2019.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt," to our consolidated financial statements included in this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2019, compared to $25.9 million for the three months ended March 31, 2018.

We used $6.8 million to fund investing activities during the three months ended March 31, 2019 and $66.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we paid $60.3 million to fund acquisitions. In addition, we used $7.2 million and $8.4 million in the three months ended March 31, 2019 and 2018, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. Investing activities also included proceeds from the sale of property, plant and equipment of $0.4 million during the first three months of 2019 and proceeds from the sale of businesses and property, plant and equipment of $0.4 million during the first three months of 2018.

Our net cash used in financing activities was $11.2 million for the three months ended March 31, 2019, as compared to net cash provided by financing activities of $54.9 million for the comparable period of 2018. Financing activities during the first three months of 2019 included $1.5 million of net borrowings under our Revolving Facility to operate our business. In addition, we repaid $8.1 million of finance leases and notes used to fund capital expenditures and paid $3.7 million for contingent and deferred consideration obligations. Financing activities during the first three months of 2018 included $66.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $6.4 million related to our finance leases and other financings and paid $3.5 million for contingent and deferred consideration obligations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2019 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We outlined our critical accounting policies in Item 7 of Part II of our 2018 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2018 10-K for a discussion of our critical and significant accounting policies and Note 2, "Recent Accounting Pronouncements" to our interim unaudited condensed consolidated financial statements for a discussion of the impact of the new lease accounting standard that we adopted as of January 1, 2019.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our 2018 10-K and "Risk Factors" in Item 1A of Part II of this report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our 2018 10-K.

Item 4.	Controls and Procedures
Acquisitions

We completed the acquisition of Leon River Aggregate Materials, LLC on August 29, 2018 and are in the process of integrating it. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019, excludes an assessment of the internal control over financial reporting related to this acquisition, which represented 0.4% of our consolidated total assets and less than 0.1% of our consolidated revenue included in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019.

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

We have completed a number of acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. In addition, we launched a new lease administration and accounting system to support our implementation of the new lease accounting rules. Other than the foregoing and except as described above, during the quarter ended March 31, 2019, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in "Risk Factors” in Item 1A of Part I of our 2018 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2018 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2018 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2019:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions) (2)
January 1 - January 31, 2019	—	$—	—	$43.3
February 1 - February 28, 2019	—	—	—	43.3
March 1 - March 31, 2019	27,729	40.63	—	43.3
Total	27,729	$40.63	—	$43.3

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

10.1†	—Form of Executive Severance Agreement
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	May 9, 2019	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)