Form 10-Q
period 2019-06-30
US CONCRETE INC
filed 2019-08-09
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

There were 16,659,689 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 1, 2019.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24.8	$20.0
Trade accounts receivable, net of allowances of $4.2 as of June 30, 2019 and $6.1 as of December 31, 2018	239.5	226.6
Inventories	52.8	51.2
Other receivables, net	21.0	18.4
Prepaid expenses and other	8.7	7.9
Total current assets	346.8	324.1
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $263.5 as of June 30, 2019 and $236.1 as of December 31, 2018	676.2	680.2
Operating lease assets	72.1	—
Goodwill	239.5	239.3
Intangible assets, net	103.9	116.6
Other assets	11.2	11.1
Total assets	$1,449.7	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$124.6	$125.8
Accrued liabilities	98.1	96.3
Current maturities of long-term debt	32.5	30.8
Current operating lease liabilities	13.6	—
Total current liabilities	268.8	252.9
Long-term debt, net of current maturities	684.2	683.3
Long-term operating lease liabilities	61.0	—
Other long-term obligations and deferred credits	45.5	54.8
Deferred income taxes	45.6	43.1
Total liabilities	1,105.1	1,034.1
Commitments and contingencies (Note 12)
Equity:
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	340.9	329.6
Retained earnings	14.2	16.2
Treasury stock, at cost	(35.6)	(33.4)
Total shareholders' equity	319.5	312.4
Non-controlling interest	25.1	24.8
Total equity	344.6	337.2
Total liabilities and equity	$1,449.7	$1,371.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share)	2019	2018	2019	2018
Revenue	$367.5	$404.2	$700.6	$732.0
Cost of goods sold before depreciation, depletion and amortization	296.8	320.2	565.2	587.4
Selling, general and administrative expenses	39.2	31.9	71.3	64.2
Depreciation, depletion and amortization	25.1	22.1	47.9	42.7
Change in value of contingent consideration	0.3	(1.6)	1.3	(1.3)
Impairment of assets	—	1.3	—	1.3
Loss (gain) on sale/disposal of assets, net	0.1	(0.3)	1.0	(0.5)
Operating income	6.0	30.6	13.9	38.2
Interest expense, net	11.6	11.5	23.2	22.9
Other income, net	(7.2)	(1.4)	(7.6)	(3.0)
Income (loss) before income taxes	1.6	20.5	(1.7)	18.3
Income tax expense	0.7	4.2	—	5.9
Net income (loss)	0.9	16.3	(1.7)	12.4
Less: Net income attributable to non-controlling interest	(0.2)	—	(0.3)	—
Net income (loss) attributable to U.S. Concrete	$0.7	$16.3	$(2.0)	$12.4

Earnings (loss) per share attributable to U.S. Concrete:
Basic earnings per share	$0.04	$0.99	$(0.12)	$0.75
Diluted earnings per share	$0.04	$0.99	$(0.12)	$0.75

Weighted average shares outstanding:
Basic	16.4	16.5	16.4	16.5
Diluted	16.4	16.5	16.4	16.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock
(in millions)	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2018	16.6	$—	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	—	1.7	—	—	1.7	—	1.7
Stock options exercised	—	—	0.2	—	—	0.2	—	0.2
Other treasury share purchases	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net income (loss)	—	—	—	(2.7)	—	(2.7)	0.1	(2.6)
BALANCE, March 31, 2019	16.6	—	331.5	13.5	(34.5)	310.5	24.9	335.4
Stock-based compensation	—	—	9.4	—	—	9.4	—	9.4
Restricted stock vesting	0.1	—	—	—	—	—	—	—
Other treasury share purchases	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net income (loss)	—	—	—	0.7	—	0.7	0.2	0.9
BALANCE, June 30, 2019	16.7	$—	$340.9	$14.2	$(35.6)	$319.5	$25.1	$344.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY (continued)
(Unaudited)

	Common Stock
(in millions)	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	16.7	$—	$319.0	$(13.8)	$(24.8)	$280.4	$21.7	$302.1
Stock-based compensation	—	—	2.2	—	—	2.2	—	2.2
Restricted stock grants, net of cancellations	0.1	—	—	—	—	—	—	—
Other treasury share purchases	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	(3.9)	—	(3.9)	—	(3.9)
BALANCE, March 31, 2018	16.8	—	321.2	(17.7)	(26.0)	277.5	21.6	299.1
Stock-based compensation	—	—	3.0	—	—	3.0	—	3.0
Other treasury share purchases	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Net income (loss)	—	—	—	16.3	—	16.3	—	16.3
BALANCE, June 30, 2018	16.8	$—	$324.2	$(1.4)	$(26.6)	$296.2	$21.6	$317.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in millions)	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1.7)	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.9	42.7
Amortization of debt issuance costs	0.9	0.9
Change in value of contingent consideration	1.3	(1.3)
Loss (gain) on sale/disposal of assets, net	1.0	(0.5)
Gains from eminent domain matter and property insurance claims	(6.0)	(2.1)
Impairment of assets	—	1.3
Deferred income taxes	2.5	(0.2)
Provision for doubtful accounts and customer disputes	1.3	2.0
Stock-based compensation	11.1	5.1
Other, net	(0.6)	(0.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(13.1)	(35.5)
Inventories	(1.6)	—
Prepaid expenses and other current assets	(4.6)	4.6
Other assets and liabilities	(0.7)	(1.3)
Accounts payable and accrued liabilities	2.9	20.3
Net cash provided by operating activities	40.6	47.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18.1)	(20.8)
Payments for acquisitions, net of cash acquired	—	(61.1)
Proceeds from disposals of businesses and property, plant and equipment	0.7	1.2
Proceeds from eminent domain matter and property insurance claims	6.0	2.1
Net cash used in investing activities	(11.4)	(78.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	163.3	228.6
Repayments of revolver borrowings	(157.8)	(177.2)
Proceeds from stock option exercises	0.2	0.1
Payments of other long-term obligations	(11.6)	(3.5)
Payments for other financing	(16.2)	(14.1)
Other treasury share purchases	(2.2)	(1.9)
Other proceeds	—	0.5
Net cash provided by (used in) financing activities	(24.3)	32.5
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.1)	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4.8	1.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20.0	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24.8	$24.3

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

($ in millions)	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$22.6	$22.7
Net cash paid for income taxes	$0.6	$2.7
Capital expenditures funded by finance leases and promissory notes	$13.0	$20.0
Acquisitions funded by contingent consideration	$—	$0.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Recently Adopted - Lease Accounting. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases, excluding mineral interest leases, with terms greater than twelve months. Additionally, this guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We adopted the guidance as of January 1, 2019, using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. We implemented processes and information technology tools to assist in our ongoing lease data collection and analysis and in updating internal controls that were impacted by the new guidance.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued - Credit Losses. In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable. Application of the new model may result in the earlier recognition of allowances for losses. The guidance becomes effective for us on January 1, 2020, with early adoption permitted. We are in the process of assessing the impact of this new standard on our consolidated financial statements.

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

Leases ($ in millions)	Balance Sheet Classification	June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$72.1
Finance lease assets	Property, plant and equipment, net	88.4	(1)
Total lease assets		$160.5
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$13.6
Finance	Current maturities of long-term debt	21.2
Long-term liabilities:
Operating	Long-term operating lease liabilities	61.0
Finance	Long-term debt, net of current maturities	47.1
Total lease liabilities		$142.9

(1) Net of accumulated amortization of $25.3 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost ($ in millions)	Statement of Operations Classification	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$6.6	(1)	$13.0	(2)
Finance lease cost:
Amortization of leased assets	Depreciation, depletion and amortization	2.9		5.6
Interest on lease liabilities	Interest expense, net	0.7		1.3
Total finance lease cost		3.6		6.9
Total		$10.2		$19.9

(1) Includes short-term lease and variable lease costs of approximately $1.8 million.
(2) Includes short-term lease and variable lease costs of approximately $3.3 million.

Maturity of Lease Liabilities ($ in millions)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$9.2	$12.3	$21.5
2020	16.1	22.9	39.0
2021	14.5	18.1	32.6
2022	11.5	12.2	23.7
2023	9.9	6.8	16.7
2024	8.1	1.1	9.2
Thereafter	24.4	—	24.4
Total lease payments	93.7	73.4	167.1
Less interest	19.1	5.1	24.2
Present value of lease liabilities	$74.6	$68.3	$142.9

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	6.0
Finance leases	3.5
Weighted-average discount rate:
Operating leases	6.3%
Finance leases	3.9%

Other Information ($ in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9.4
Operating cash flows for finance leases	1.3
Financing cash flows for finance leases	10.4
Leased assets obtained in exchange for new finance lease liabilities	7.7
Leased assets obtained in exchange for new operating lease liabilities	3.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	BUSINESS COMBINATIONS

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

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million and was net of a working capital receivable of $0.2 million. We funded the cash portion through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these acquisitions included 149 mixer trucks, 20 concrete plant facilities and 2 aggregate facilities. To effect these transactions, during the three and six months ended June 30, 2018, we incurred $0.1 million and $0.6 million of transaction costs, respectively, which were included in selling and general administrative expenses in our condensed consolidated statements of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangible Assets and Goodwill
A summary of the intangible assets acquired in 2018 and their estimated useful lives is as follows:

($ in millions)	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	5.5	$18.5
Non-compete agreements	5.0	1.3
Total		$19.8

As of June 30, 2019, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 acquisitions was as follows (in millions):

2019 (remainder of the year)	$2.0
2020	3.6
2021	2.8
2022	2.6
2023	1.6
Thereafter	1.8
Total	$14.4

During the three and six months ended June 30, 2019, we recorded $1.7 million and $2.6 million of amortization expense related to these intangible assets, respectively, of which $0.5 million related to measurement period adjustments. During the three and six months ended June 30, 2018, we recorded $0.8 million and $0.9 million of amortization expense related to these intangible assets, respectively, of which $0.1 million related to measurement period adjustments.

The goodwill ascribed to the 2018 acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete and other non-reportable segments in the amounts of $12.8 million and $0.8 million, respectively. We generally expect all $13.6 million of goodwill from the 2018 acquisitions to be deductible for tax purposes. See Note 10 for additional information regarding income taxes.

Impact of Acquisitions

During the three months ended June 30, 2018, we recorded approximately $16.6 million of revenue and $2.9 million of operating income in our condensed consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition. During the six months ended June 30, 2018, we recorded approximately $21.6 million of revenue and $3.9 million of operating income in our condensed consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition.

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

($ in millions except per share)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$404.2	$747.6
Net income attributable to U.S. Concrete	$16.2	$12.1

Net income per share attributable to U.S. Concrete - basic	$0.99	$0.74
Net income per share attributable to U.S. Concrete - diluted	$0.98	$0.73

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

The unaudited pro forma amounts above reflect the following adjustments:

($ in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Increase in intangible amortization expense	$0.1	$1.0
Exclusion of buyer transaction costs	0.1	0.6
Decrease in income tax expense	—	0.1

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

5.    INVENTORIES

($ in millions)	June 30, 2019	December 31, 2018
Raw materials	$47.6	$46.4
Building materials for resale	3.1	2.8
Other	2.1	2.0
Total	$52.8	$51.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The accumulated impairment was as follows:

($ in millions)	June 30, 2019	December 31, 2018
Goodwill, gross	$245.3	$245.1
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.3

The changes in goodwill by reportable segment were as follows:

($ in millions)	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2018	$147.7	$86.2	$5.4	$239.3
Measurement period adjustments for prior year business combinations (1)	0.2	—	—	0.2
Goodwill, net at June 30, 2019	$147.9	$86.2	$5.4	$239.5

(1)	Property, plant and equipment acquired in 2018 was reduced by $0.2 million.

Other Intangible Assets

Our purchased intangible assets were as follows:

	June 30, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(51.7)	$56.8	4.3
Trade names	44.5	(12.5)	32.0	19.4
Non-competes	18.3	(13.8)	4.5	2.5
Leasehold interests	12.5	(5.9)	6.6	5.6
Favorable contracts	4.0	(3.9)	0.1	1.4
Environmental credits	2.8	(0.1)	2.7	16.5
Total definite-lived intangible assets	190.6	(87.9)	102.7	9.3
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(87.9)	$103.9

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

As of June 30, 2019, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2019 (remainder of the year)	$11.4
2020	20.9
2021	18.6
2022	12.7
2023	6.3
Thereafter	32.8
Total	$102.7

Also included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both June 30, 2019 and December 31, 2018, and a net carrying amount of $0.6 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.1 years as of June 30, 2019.

We recorded $6.6 million and $6.2 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended June 30, 2019 and 2018, respectively. We recorded $12.6 million and $11.6 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the six months ended June 30, 2019 and 2018, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT

($ in millions)	June 30, 2019	December 31, 2018
Senior unsecured notes due 2024 and unamortized premium(1)	$607.6	$608.4
Asset based revolving credit facility	20.5	15.0
Finance leases	68.3	71.2
Other financing	28.4	28.5
Debt issuance costs	(8.1)	(9.0)
Total debt	716.7	714.1
Less: current maturities	(32.5)	(30.8)
Long-term debt, net of current maturities	$684.2	$683.3

(1)	The effective interest rate for these notes was 6.56% as of both June 30, 2019 and December 31, 2018.

Asset Based Revolving Credit Facility

As of June 30, 2019, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or LIBOR loans denominated in U.S. dollars. The interest rate for the facility was 5.75% as of June 30, 2019.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at June 30, 2019 was $199.6 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2019, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels for the three and six months ended June 30, 2019 or the year ended December 31, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates.  The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management.  Any change in the fair value estimate is recorded in our consolidated statement of operations for that period.  The current portion of contingent consideration is included in accrued liabilities while the long-term portion is included in other long-term obligations and deferred credits, both of which are in our condensed consolidated balance sheets. The use of different estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs. Our recurring Level 3 fair value liability, contingent consideration, including the current portion, was $48.8 million as of June 30, 2019 and $60.7 million as of December 31, 2018.

The following tables present the valuation inputs for our three model types of acquisition-related contingent consideration arrangements.

	June 30, 2019
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$24.3	$24.1	$0.4
Discount rate	10.75% - 11.00%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$27.3	$24.1	$0.5
Expected payment period remaining (in years)	1-3	< 1	0-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

	December 31, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.2	$26.5	$1.0
Discount rate	10.75% - 12.25%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.3	$1.1
Expected payment period remaining (in years)	1-3	1	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2018 to June 30, 2019:

($ in millions)	Contingent Consideration
Balance at December 31, 2018	$60.7
Change in valuation	1.3
Payments of contingent consideration	(13.2)
Balance at June 30, 2019	$48.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $624.0 million as of June 30, 2019. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

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

9.	STOCK-BASED COMPENSATION

Effective February 13, 2019, we amended the U.S. Concrete, Inc. Long Term Incentive Plan (the "Amendment") to reserve an additional 0.9 million shares of common stock for future issuance as equity-based awards to management and employees. On March 1, 2019, the Compensation Committee of the Board of Directors approved grants of 0.3 million restricted stock units (the "2019 RSU Grant"), conditioned upon obtaining stockholder approval of the Amendment. The Amendment was approved by the Company's stockholders at the Company's annual meeting in May 2019, and the stockholder approval condition related to the 2019 RSU Grant was satisfied.

We recognized stock-based compensation expense of $9.4 million and $11.1 million during the three and six months ended June 30, 2019, respectively, and $2.9 million and $5.1 million during the three and six months ended June 30, 2018, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

The 2019 RSU Grant consisted of a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds and may vest up to 200% of the target number of performance stock units granted.

The fair value of the 2019 RSU Grant subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the effective date of the grant. The fair value of 2019 RSU Grant subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. The assumptions used to estimate the fair value of performance-based restricted stock units granted in 2019 were as follows:

Expected term (years)	0 to 0.5
Expected volatility	41.1%
Risk-free interest rate	2.1%
Vesting price(1)	$45.90 - $58.60
Grant date fair value per share	$39.60 - $48.75

(1)
The vesting price is the average of the daily volume-weighted average share price of U.S. Concrete's common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant. These hurdles were established on March 1, 2019.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

We recorded income tax expense of $0.7 million and an income tax benefit of less than $0.1 million for the three and six months ended June 30, 2019, respectively. For the six months ended June 30, 2019, our effective tax rate was impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, (iv) anticipated Section 162(m) limitations on executive compensation and (v) unfavorable discrete items including a net tax shortfall recognized for share-based compensation. These unfavorable items were partially offset by additional state income tax benefits recognized.

For the three and six months ended June 30, 2018, we recorded income tax expense of $4.2 million and $5.9 million, respectively. For the six months ended June 30, 2018, our effective tax rate differed from the federal statutory rate primarily due to state taxes and adjustments related to the $1.3 million impact of the tax rate change enacted as part of the Tax Act.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and maintained valuation allowances as of June 30, 2019 and December 31, 2018 for certain deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $40.5 million as of June 30, 2019 and $38.0 million as of December 31, 2018, of which $45.6 million and $43.1 million, respectively, were recorded as non-current liabilities. Deferred tax assets for certain state taxing jurisdictions, which were recorded as non-current assets, were $5.1 million as of June 30, 2019 and December 31, 2018.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the six months ended June 30, 2019 and 2018, we recorded unrecognized tax benefits of $0.4 million and $0.2 million, respectively.

11.	EARNINGS (LOSS) PER SHARE

The potentially dilutive shares excluded from the diluted earnings per share calculation related to unvested restricted stock awards and restricted stock units, as their effect would have been anti-dilutive or they had not met their performance target and totaled 0.6 million for both the three and six months ended June 30, 2019 and 0.2 million and 0.1 million for the three and six months ended June 30, 2018, respectively. The potentially dilutive shares for the three and six months ended June 30, 2019 included the maximum number of shares of common stock that may be issued for performance stock units.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of August 9, 2019, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2019.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2019.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of August 9, 2019, there were no material pending claims related to such indemnification.

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a subsidiary of our Canadian aggregates operation, Polaris Materials ("Polaris"), was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris's quarrying lease for the Eagle Rock Quarry project. In 2016, ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, ERM was notified of interest charges. While the Company previously disputed the claim, in May 2019 ERM settled the claim for CAD $4 million and entered into a repayment agreement that extended the payment terms, as defined.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Eminent Domain Matter

In 2018, we incurred $0.7 million of expenses to dismantle and move a ready-mixed concrete plant and office to another location, because the District of Columbia exercised its power of eminent domain over the former site. We incurred certain additional expenditures that were capitalized for the new facilities. In June 2019, we received $5.3 million, net of attorney's fees, from the District of Columbia as reimbursement for our costs, which is reported in other income, net, in our consolidated statement of operations. We expect to file an additional request for reimbursement of certain other expenses not included in the initial submission, but have not recognized a receivable for such reimbursement pending approval by a third-party right-of-way agent and the District of Columbia Department of Transportation.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations, was $19.1 million as of June 30, 2019 and $20.4 million as of December 31, 2018.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $44.5 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2019. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$314.0	$350.0	$604.4	$639.2
Aggregate products
Sales to external customers	36.2	35.1	67.9	59.8
Intersegment sales	13.3	13.4	24.5	22.9
Total aggregate products	49.5	48.5	92.4	82.7
Total reportable segment revenue	363.5	398.5	696.8	721.9
Other products and eliminations	4.0	5.7	3.8	10.1
Total revenue	$367.5	$404.2	$700.6	$732.0

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$38.1	$51.8	$72.6	$92.8
Aggregate products	12.2	12.2	22.6	16.9
Total reportable segment Adjusted EBITDA	$50.3	$64.0	$95.2	$109.7

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income (Loss):
Total reportable segment Adjusted EBITDA	$50.3	$64.0	$95.2	$109.7
Other products and eliminations from operations	1.6	3.3	1.5	4.4
Corporate overhead	(22.3)	(14.6)	(36.9)	(30.1)
Depreciation, depletion and amortization for reportable segments	(23.4)	(20.9)	(44.1)	(40.1)
Acquisition-related costs	—	—	—	(1.0)
Impairment of assets	—	(1.3)	—	(1.3)
Hurricane-related loss recoveries, net	2.1	0.5	2.1	0.2
Quarry dredge costs for specific event	—	(0.4)	—	(0.6)
Purchase accounting adjustments for inventory	—	—	—	(0.7)
Interest expense, net	(11.6)	(11.5)	(23.2)	(22.9)
Change in value of contingent consideration for reportable segments	(0.3)	1.6	(1.3)	1.3
Eminent domain matter	5.3	—	5.3	—
Loss on mixer truck fire	(0.1)	—	(0.7)	—
Corporate, other products and eliminations other income, net	—	(0.2)	0.4	(0.6)
Income (loss) from operations before income taxes	1.6	20.5	(1.7)	18.3
Income tax expense	0.7	4.2	—	5.9
Net income (loss)	$0.9	$16.3	$(1.7)	$12.4

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Capital Expenditures:
Ready-mixed concrete	$5.8	$6.9	$11.6	$13.4
Aggregate products	4.4	5.2	5.6	6.1
Other products and corporate	0.7	0.3	0.9	1.3
Total capital expenditures	$10.9	$12.4	$18.1	$20.8

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenue by Product:
Ready-mixed concrete	$314.0	$350.0	$604.4	$639.2
Aggregate products	36.2	35.1	67.9	59.8
Aggregates distribution	6.4	6.3	11.7	10.4
Building materials	8.3	7.3	12.9	13.2
Lime	—	3.2	—	5.5
Hauling	1.4	1.6	2.3	2.7
Other	1.2	0.7	1.4	1.2
Total revenue	$367.5	$404.2	$700.6	$732.0

($ in millions)	June 30, 2019	December 31, 2018
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$293.6	$295.5
Aggregate products	354.3	355.0
Other products and corporate	28.3	29.7
Total identifiable assets	$676.2	$680.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect wholly owned domestic subsidiary of the Company, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by the Company. Neither the net book value nor the purchase price of any of our recently acquired guarantor subsidiaries were 20% or more of the aggregate principal amount of our 2024 Notes. The 2024 Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company or domestic subsidiaries that are not wholly owned, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$15.5	$9.3	$—	$24.8
Trade accounts receivable, net	—	222.3	17.2	—	239.5
Inventories	—	42.9	9.9	—	52.8
Other receivables	7.1	13.6	0.3	—	21.0
Prepaid expenses and other	—	8.5	0.2	—	8.7
Intercompany receivables	9.7	—	0.3	(10.0)	—
Total current assets	16.8	302.8	37.2	(10.0)	346.8
Property, plant and equipment, net	—	468.4	207.8	—	676.2
Operating lease assets	—	58.3	13.8	—	72.1
Goodwill	—	155.7	83.8	—	239.5
Intangible assets, net	—	99.4	4.5	—	103.9
Investment in subsidiaries	613.7	—	—	(613.7)	—
Long-term intercompany receivables	314.5	—	3.0	(317.5)	—
Other assets	—	9.9	1.3	—	11.2
Total assets	$945.0	$1,094.5	$351.4	$(941.2)	$1,449.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$122.9	$1.7	$—	$124.6
Accrued liabilities	4.3	84.9	8.9	—	98.1
Current operating lease liabilities	—	11.9	1.7	—	13.6
Current maturities of long-term debt	0.3	31.6	0.6	—	32.5
Intercompany payables	—	—	10.0	(10.0)	—
Total current liabilities	4.6	251.3	22.9	(10.0)	268.8
Long-term debt, net of current maturities	621.0	61.4	1.8	—	684.2
Long-term operating lease liabilities	—	48.7	12.3	—	61.0
Other long-term obligations and deferred credits	—	40.4	5.1	—	45.5
Deferred income taxes	—	22.5	23.1	—	45.6
Long-term intercompany payables	—	196.7	120.8	(317.5)	—
Total liabilities	625.6	621.0	186.0	(327.5)	1,105.1
Total shareholders' equity	319.4	473.5	140.3	(613.7)	319.5
Non-controlling interest	—	—	25.1	—	25.1
Total equity	319.4	473.5	165.4	(613.7)	344.6
Total liabilities and equity	$945.0	$1,094.5	$351.4	$(941.2)	$1,449.7

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$338.2	$29.3	$—	$367.5
Cost of goods sold before depreciation, depletion and amortization	—	276.0	20.8	—	296.8
Selling, general and administrative expenses	—	37.4	1.8	—	39.2
Depreciation, depletion and amortization	—	20.9	4.2	—	25.1
Change in value of contingent consideration	—	0.3	—	—	0.3
Loss (gain) on sale/disposal of assets, net	—	0.1	—	—	0.1
Operating income	—	3.5	2.5	—	6.0
Interest expense, net	9.8	1.0	0.8	—	11.6
Other expense (income), net	—	(5.3)	(1.9)	—	(7.2)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(9.8)	7.8	3.6	—	1.6
Income tax expense (benefit)	(4.1)	4.6	0.2	—	0.7
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(5.7)	3.2	3.4	—	0.9
Equity in earnings of subsidiaries	6.4	—	—	(6.4)	—
Net income (loss)	0.7	3.2	3.4	(6.4)	0.9
Less: Net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to U.S. Concrete	$0.7	$3.2	$3.2	$(6.4)	$0.7

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$375.3	$28.9	$—	$404.2
Cost of goods sold before depreciation, depletion and amortization	—	298.6	21.6	—	320.2
Selling, general and administrative expenses	—	30.5	1.4	—	31.9
Depreciation, depletion and amortization	—	18.4	3.7	—	22.1
Change in value of contingent consideration	—	(1.6)	—	—	(1.6)
Impairment of assets	—	1.3	—	—	1.3
Loss (gain) on sale/disposal of assets, net	—	(0.3)	—	—	(0.3)
Operating income	—	28.4	2.2	—	30.6
Interest expense, net	10.1	0.9	0.5	—	11.5
Other expense (income), net	0.8	(1.5)	(0.7)	—	(1.4)
Income (loss) before income taxes and equity in earnings of subsidiaries	(10.9)	29.0	2.4	—	20.5
Income tax expense (benefit)	(3.1)	7.2	0.1	—	4.2
Net income (loss) before equity in earnings of subsidiaries	(7.8)	21.8	2.3	—	16.3
Equity in earnings of subsidiaries	24.1	—	—	(24.1)	—
Net income (loss)	16.3	21.8	2.3	(24.1)	16.3
Less: Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to U.S. Concrete	$16.3	$21.8	$2.3	$(24.1)	$16.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$641.3	$59.3	$—	$700.6
Cost of goods sold before depreciation, depletion and amortization	—	523.2	42.0	—	565.2
Selling, general and administrative expenses	—	67.9	3.4	—	71.3
Depreciation, depletion and amortization	—	39.7	8.2	—	47.9
Change in value of contingent consideration	—	1.3	—	—	1.3
Loss (gain) on sale/disposal of assets, net	—	1.0	—	—	1.0
Operating income	—	8.2	5.7	—	13.9
Interest expense, net	19.7	2.0	1.5	—	23.2
Other expense (income), net	—	(5.7)	(1.9)	—	(7.6)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(19.7)	11.9	6.1	—	(1.7)
Income tax expense (benefit)	(7.1)	6.6	0.5	—	—
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(12.6)	5.3	5.6	—	(1.7)
Equity in earnings of subsidiaries	10.6	—	—	(10.6)	—
Net income (loss)	(2.0)	5.3	5.6	(10.6)	(1.7)
Less: Net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to U.S. Concrete	$(2.0)	$5.3	$5.3	$(10.6)	$(2.0)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$684.1	$47.9	$—	$732.0
Cost of goods sold before depreciation, depletion and amortization	—	549.2	38.2	—	587.4
Selling, general and administrative expenses	—	60.1	4.1	—	64.2
Depreciation, depletion and amortization	—	35.7	7.0	—	42.7
Change in value of contingent consideration	—	(1.3)	—	—	(1.3)
Impairment of assets	—	1.3	—	—	1.3
Loss (gain) on sale/disposal of assets, net	—	(0.5)	—	—	(0.5)
Operating income (loss)	—	39.6	(1.4)	—	38.2
Interest expense, net	19.9	1.8	1.2	—	22.9
Other expense (income), net	0.8	(2.5)	(1.3)	—	(3.0)
Income (loss) before income taxes and equity in earnings of subsidiaries	(20.7)	40.3	(1.3)	—	18.3
Income tax expense (benefit)	(5.8)	11.6	0.1	—	5.9
Net income (loss) before equity in earnings of subsidiaries	(14.9)	28.7	(1.4)	—	12.4
Equity in earnings of subsidiaries	27.4	—	—	(27.4)	—
Net income (loss)	12.5	28.7	(1.4)	(27.4)	12.4
Less: Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to U.S. Concrete	$12.5	$28.7	$(1.4)	$(27.4)	$12.4

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(20.2)	$47.9	$5.2	$7.7	$40.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(16.2)	(1.9)	—	(18.1)
Proceeds from disposals of businesses and property, plant and equipment	—	0.7	—	—	0.7
Proceeds from eminent domain matter and property insurance claims	—	5.3	0.7	—	6.0
Investment in subsidiaries	1.0	—	—	(1.0)	—
Net cash provided by (used in) investing activities	1.0	(10.2)	(1.2)	(1.0)	(11.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	163.3	—	—	—	163.3
Repayments of revolver borrowings	(157.8)	—	—	—	(157.8)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Payments of other long-term obligations	(0.8)	(10.8)	—	—	(11.6)
Payments for other financing	—	(15.7)	(0.5)	—	(16.2)
Other treasury share purchases	(2.2)	—	—	—	(2.2)
Intercompany funding	16.5	(6.5)	(3.3)	(6.7)	—
Net cash provided by (used in) financing activities	19.2	(33.0)	(3.8)	(6.7)	(24.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	4.7	0.1	—	4.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	10.8	9.2	—	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$15.5	$9.3	$—	$24.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(21.7)	$61.2	$1.5	$6.9	$47.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(19.4)	(1.4)	—	(20.8)
Payments for acquisitions, net of cash acquired	—	(61.1)	—	—	(61.1)
Proceeds from disposals of businesses and property, plant and equipment	—	1.1	0.1	—	1.2
Proceeds from eminent domain matter and property insurance claims	—	1.6	0.5	—	2.1
Net cash provided by (used in) investing activities	—	(77.8)	(0.8)	—	(78.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	228.6	—	—	—	228.6
Repayments of revolver borrowings	(177.2)	—	—	—	(177.2)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Payments of other long-term obligations	(2.2)	(1.3)	—	—	(3.5)
Payments for other financing	—	(13.5)	(0.6)	—	(14.1)
Other treasury share purchases	(1.9)	—	—	—	(1.9)
Other proceeds	—	0.5	—	—	0.5
Intercompany funding	(25.7)	39.4	(6.8)	(6.9)	—
Net cash provided by (used in) financing activities	21.7	25.1	(7.4)	(6.9)	32.5
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	8.5	(6.8)	—	1.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	7.0	15.6	—	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$15.5	$8.8	$—	$24.3

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

Overview

Our principal business is producing ready-mixed concrete and supplying aggregates in select geographic markets from our operations in the United States, U.S. Virgin Islands and Canada. The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials ("Polaris"), that primarily serves markets in California. Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions as well as variations in seasonal and inclement weather conditions, particularly rainy weather that can impede the installation of ready-mixed concrete. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects. We conduct our business primarily through two reportable segments: ready-mixed concrete and aggregate products.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 86.3% of our revenue for the six months ended June 30, 2019) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, California, New York, New Jersey, Washington, D.C., Pennsylvania, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 9.7% of our revenue for the six months ended June 30, 2019, excluding $24.5 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 5.6 million tons of aggregates during the six months ended June 30, 2019, with Canada representing 45%, Texas / Oklahoma representing 31%, New Jersey representing 20%, and the U.S. Virgin Islands representing 4% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
($ in millions except selling prices)	2019	2018	Change(1)	2019	2018	Change(1)
Revenue	$367.5	$404.2	(9.1)%	$700.6	$732.0	(4.3)%
Cost of goods sold before depreciation, depletion and amortization	296.8	320.2	(7.3)	565.2	587.4	(3.8)
Selling, general and administrative expenses	39.2	31.9	22.9	71.3	64.2	11.1
Depreciation, depletion and amortization	25.1	22.1	13.6	47.9	42.7	12.2
Change in value of contingent consideration	0.3	(1.6)	NM	1.3	(1.3)	NM
Impairment of assets	—	1.3	NM	—	1.3	NM
Loss (gain) on sale/disposal of assets, net	0.1	(0.3)	NM	1.0	(0.5)	NM
Operating income	6.0	30.6	(80.4)	13.9	38.2	(63.6)
Interest expense, net	11.6	11.5	0.9	23.2	22.9	1.3
Other income, net	(7.2)	(1.4)	414.3	(7.6)	(3.0)	153.3
Income (loss) before income taxes	1.6	20.5	(92.2)	(1.7)	18.3	NM
Income tax expense	0.7	4.2	(83.3)	—	5.9	NM
Net income (loss)	0.9	16.3	(94.5)	(1.7)	12.4	NM
Less: Net income attributable to non-controlling interest	(0.2)	—	NM	(0.3)	—	NM
Net income (loss) attributable to U.S. Concrete	$0.7	$16.3	(95.7)	$(2.0)	$12.4	NM

Ready-Mixed Concrete Data:
Average selling price ("ASP") per cubic yard	$138.40	$133.03	4.0%	$138.97	$134.79	3.1%
Sales volume in thousand cubic yards	2,264	2,624	(13.7)%	4,342	4,719	(8.0)%

Aggregate Products Data:
Average selling price per ton(2)	$11.83	$11.11	6.5%	$11.96	$11.03	8.4%
Sales volume in thousand tons	2,878	3,055	(5.8)%	5,376	5,189	3.6%

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

Revenue. For the three months ended June 30, 2019, revenue decreased 9.1%, or $36.7 million, compared to the prior year second quarter, primarily due to a decline in ready-mixed concrete sales volume. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales grew to 13.6% of the total reportable segment revenue in the three months ended June 30, 2019 from 12.2% in the same period last year.

In the second quarter of 2019, ready-mixed concrete sales declined $36.0 million, primarily due to the weather-related decrease in volume. A 4.0% increase in the ASP of our ready-mixed concrete segment resulted from price increases in all of our regions except North Texas. Aggregate product sales increased $1.0 million, driven by a 6.5% increase in the ASP that was partially offset by a 5.8% decrease in volume. Other products revenue and eliminations (which currently includes building materials stores, aggregates distribution, hauling operations, brokered product sales, recycled aggregates, and eliminations of our intersegment sales) decreased $1.7 million in the second quarter of 2019 as compared to the second quarter of 2018. This decline was primarily a result of the September 2018 divestiture of the lime business, which provided $3.2 million of revenue in the second quarter of 2018, partially offset by increases in aggregates distribution and building materials.

Revenue for the six months ended June 30, 2019 declined 4.3%, or $31.4 million, compared to the six months ended June 30, 2018. The decrease in ready-mixed concrete revenue primarily resulted from an 8.0% decrease in volume that was partially offset by a 3.1% increase in our ASP. Aggregate products sales grew $9.7 million in the first six months of 2019 compared to the same period in 2018, resulting from a 8.4% increase in ASP and a 3.6% increase in volume. The increased sales volume was primarily in our West Coast (Polaris) and West Texas markets. Other products revenue and eliminations, as described above, decreased $6.3 million for the first six months of 2019 compared to the same period in 2018. This decline was primarily a result of the September 2018 divestiture of the lime business, which provided $5.5 million of revenue in the first six months of 2018.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A decreased by $23.4 million, or 7.3%, in the second quarter of 2019 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A increased by 1.6% in the second quarter of 2019 compared to the second quarter of 2018. Raw materials and delivery costs decreased substantially in comparison to the same quarter last year, partially offset by higher plant labor costs. Our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased slightly over the comparable prior year period primarily due to equipment costs.

For the first six months of 2019, cost of goods sold before DD&A decreased by $22.2 million, or 3.8%, compared to the six months ended June 30, 2018. This decline was primarily due lower overall raw material costs and delivery costs partially offset by higher plant labor costs in comparison to the comparable prior year period. Our plant variable costs increased primarily related to our increased aggregate production over the comparable prior year period. During the first six months of 2019, our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 0.5% in the first six months of 2019 compared to the first six months of 2018.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $7.3 million, or 22.9%, for the quarter ended June 30, 2019 in comparison to the corresponding 2018 quarter primarily as a result of higher stock-based compensation expense. As a percentage of revenue, SG&A expenses increased to 10.7% in the 2019 second quarter from 7.9% in the 2018 second quarter. The increase in stock-based compensation expenses was primarily due the increase in the stock price from the time the annual award was approved by our Board of Directors at the beginning of March 2019 to when the stockholders approved the equity plan amendment (and the award was deemed granted for accounting purposes) at our annual stockholders' meeting in May. Had the award issuance date and the accounting grant date been aligned, our stock-based compensation expense would have been more comparable to prior years.

For the first six months of 2019, SG&A expenses increased $7.1 million or 11.1%, compared to the first six months of 2018, primarily as a result of higher stock-based compensation expense. As a percentage of revenue, SG&A expenses were 10.2% in the first half of 2019 compared to 8.8% in the first half of 2018.

Depreciation, depletion and amortization. DD&A expense increased $3.0 million, or 13.6%, for the quarter ended June 30, 2019, and $5.2 million, or 12.2%, for the first half of 2019 compared to the corresponding periods in 2018. The increase was primarily related to depreciation on additional plants, equipment and mixer trucks purchased or leased.

Change in value of contingent consideration.  For the three and six months ended June 30, 2019, we recorded a non-cash loss on revaluation of contingent consideration of $0.3 million and $1.3 million, respectively. The non-cash loss from fair value changes in contingent consideration in both periods was primarily due to the passage of time. For the three and six months ended June 30, 2018, we recorded a non-cash gain on revaluation of contingent consideration of $1.6 million and $1.3 million, respectively. The non-cash gain in both these periods was primarily due to updated financial performance expectations for certain previously acquired businesses.

The key inputs in determining the fair value of our contingent consideration of $48.8 million at June 30, 2019 included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, permitted reserves and EBITDA, as defined in the respective purchase agreements. Changes in these inputs impact the valuation of our contingent consideration and may result in either a gain or loss in each reporting period.

Loss (gain) on sale/disposal of assets, net. The loss for the six months ended June 30, 2019 included $0.7 million for a mixer truck fire that occurred during the first quarter of 2019 and a $0.3 million write-off of property no longer in use.

Other income, net. Other income, net, for the three and six months ended June 30, 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from the 2017 hurricane losses in our operations in the U.S. Virgin Islands.

Income taxes.  We recorded income tax expense of $0.7 million and an income tax benefit of less than $0.1 million for the three and six months ended June 30, 2019, respectively. For the six months ended June 30, 2019, our effective tax rate was impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, (iv) anticipated Section 162(m) limitations on executive compensation and (v) unfavorable discrete items including a net tax shortfall recognized for share-based compensation. These unfavorable items were partially offset by additional state income tax benefits recognized.

For the three and six months ended June 30, 2018, we recorded income tax expense of $4.2 million and $5.9 million, respectively. For the six months ended June 30, 2018, our effective tax rate differed from the federal statutory rate primarily due to state taxes and adjustments related to the $1.3 million impact of the tax rate change enacted as part of the Tax Act.
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

Ready-Mixed Concrete

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2019	2018	%	2019	2018	%
Ready-Mixed Concrete Segment:
Revenue	$314.0	$350.0	(10.3)%	$604.4	$639.2	(5.4)%
Segment revenue as a percentage of total revenue	85.4%	86.6%		86.3%	87.3%

Adjusted EBITDA	$38.1	$51.8	(26.4)%	$72.6	$92.8	(21.8)%
Adjusted EBITDA as a percentage of segment revenue	12.1%	14.8%		12.0%	14.5%

Ready-Mixed Concrete Data:
Average selling price per cubic yard(1)	$138.40	$133.03	4.0%	$138.97	$134.79	3.1%
Sales volume in thousand cubic yards	2,264	2,624	(13.7)%	4,342	4,719	(8.0)%

(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete segment sales provided 85.4% and 86.6% of our total revenue in the second quarter of 2019 and 2018, respectively. Segment revenue for the second quarter of 2019 declined $36.0 million, or 10.3%, from the comparable 2018 period. This revenue decline was primarily from a weather-impacted 13.7% lower sales volume that was partially offset by a 4.0% increase in our ASP.

Our ready-mixed concrete segment sales provided 86.3% and 87.3% of our total revenue in the first six months of 2019 and 2018, respectively. Segment revenue for the first six months of 2019 decreased $34.8 million, or 5.4%, from the comparable 2018 period, driven by a weather-impacted sales volume decline of 8.0% that was partially offset by a 3.1% ASP increase. In addition, all our major markets generated higher ASP for the first half of 2019, except for our North Texas market.

Adjusted EBITDA.  Adjusted EBITDA for the second quarter of 2019 decreased $13.7 million, or 26.4%, from the comparable 2018 period. For the six months ended June 30, 2019, Adjusted EBITDA for our ready-mixed concrete segment decreased $20.2 million, or 21.8%, from the six months ended June 30, 2018. For both the three and six months ended June 30, 2019, our overall cost of goods sold before DD&A was lower compared to the comparable periods for 2018, consistent with the lower sales volume; however, given the impact of fixed costs (which include primarily property taxes, equipment rental, quality control, dispatch and plant management costs), segment Adjusted EBITDA as a percentage of segment revenue was lower than the prior year comparisons by 270 basis points in the second quarter of 2019 and 250 basis points in the first half of 2019.

Aggregate Products

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2019	2018	%	2019	2018	%
Aggregate Products Segment:
Sales to external customers	$36.2	$35.1		$67.9	$59.8
Intersegment sales(1)	$13.3	$13.4		$24.5	$22.9
Total aggregate products revenue	$49.5	$48.5	2.1%	$92.4	$82.7	11.7%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	9.8%	8.7%		9.7%	8.2%

Adjusted EBITDA	$12.2	$12.2	—%	$22.6	$16.9	33.7%
Adjusted EBITDA as a percentage of total aggregate products revenue	24.6%	25.2%		24.5%	20.4%

Aggregate Products Data:
Average selling price per ton(2)	$11.83	$11.11	6.5%	$11.96	$11.03	8.4%
Sales volume in thousand tons	2,878	3,055	(5.8)%	5,376	5,189	3.6%

(1)	We sell aggregate products to our ready-mixed concrete segment businesses at market price.
(2) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Revenue.  Sales to external customers for our aggregate products segment provided 9.8% and 8.7% of our total revenue for the second quarter of 2019 and 2018, respectively. Second quarter 2019 segment revenue increased $1.0 million, or 2.1%, compared to prior year levels, despite an overall decline in volume. The increased revenue was primarily generated from our operations in Canada, the U.S. Virgin Islands and West Texas. During the 2019 second quarter, the impact of a higher ASP was partially offset by lower volume.

For the first six months of 2019 and 2018, aggregate products segment sales to external customers provided 9.7% and 8.2% of our total revenue, respectively. During the first six months of 2019, segment revenue increased $9.7 million, or 11.7%, compared to prior year levels, primarily due to increases in our operations in Canada, the U.S. Virgin Islands and West Texas that were partially offset by weather-impacted declines in New Jersey, North Texas and Oklahoma. Both our overall sales volume and ASP increased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, with the increase in our ASP occurring in all of our markets.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment in the second quarter of 2019 was consistent when compared to the second quarter of 2018 primarily reflecting the impact of higher revenue offset by higher variable plant costs. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 24.6% in the second quarter of 2019 from 25.2% in the second quarter of 2018 as our operations in North Texas and Oklahoma were negatively impacted by inclement weather.

For the six months ended June 30, 2019, Adjusted EBITDA for our aggregate products segment increased $5.7 million, or 33.7%, over the six months ended June 30, 2018 reflecting the impact of higher revenue from sales volume partially offset by increased plant variable costs. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 24.5% in the first six months of 2019 from 20.4% in the comparable period of 2018, including the impact of increased zero-margin, customer-paid pass-through freight costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for borrowings of up to $350.0 million, subject to a borrowing base.

As of June 30, 2019, we had $24.8 million of cash and cash equivalents and $199.6 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $224.4 million. Our unused availability under the Revolving Facility at June 30, 2019 decreased from December 31, 2018, primarily due to increased borrowings under the Revolving Facility.

The following key financial measurements reflect our financial condition as of June 30, 2019 and December 31, 2018:

($ in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$24.8	$20.0
Working capital	78.0	71.2
Total debt (1)	716.7	714.1

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions, including approximately $40.0 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets. We may seek financing for acquisitions, including additional debt or equity capital.

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Revolving Facility is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery. Our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by winter weather.

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

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2019, we were in compliance with all covenants under the Third Loan Agreement.

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

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $96.5 million of remaining principal as of June 30, 2019.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt," to our consolidated financial statements included in this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $40.6 million for the six months ended June 30, 2019, compared to $47.9 million for the six months ended June 30, 2018.

We used $11.4 million to fund investing activities during the six months ended June 30, 2019 and $78.6 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid $61.1 million to fund acquisitions. In addition, we used $18.1 million and $20.8 million in the six months ended June 30, 2019 and 2018, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. During the first half of 2019, we received $6.0 million of proceeds from an eminent domain matter and insurance proceeds relating to property damage suffered due to the 2017 hurricanes in the U.S. Virgin Islands. Investing activities also included proceeds from the sale of property, plant and equipment of $0.7 million during the first six months of 2019 and proceeds from the sale of businesses and property, plant and equipment of $1.2 million during the first six months of 2018.

Our net cash used in financing activities was $24.3 million for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $32.5 million for the comparable period of 2018. Financing activities during the first six months of 2019 included $5.5 million of net borrowings under our Revolving Facility to operate our business. In addition, we repaid $16.2 million of finance leases used to fund capital expenditures and other financings and paid $11.6 million for contingent and deferred consideration obligations. Financing activities during the first six months of 2018 included $51.4 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $14.1 million related to our finance leases and other financings and paid $3.5 million for contingent and deferred consideration obligations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2019 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2018 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2018 10-K for a discussion of our critical and significant accounting policies and Note 2, "Recent Accounting Pronouncements" to our interim unaudited condensed consolidated financial statements for a discussion of the impact of the new lease accounting standard that we adopted as of January 1, 2019.

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

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;

•	our ability to successfully implement our operating strategy;

•	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

•	the effects of currency fluctuations on our results of operations and financial condition;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations; and

•	product liability, property damage, results of litigation, and other claims and insurance coverage issues.

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
Acquisitions

We completed the acquisition of Leon River Aggregate Materials, LLC on August 29, 2018 and are in the process of integrating it. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019, excludes an assessment of the internal control over financial reporting related to this acquisition, which represented 0.3% of our consolidated total assets and less than 0.1% of our consolidated revenue included in our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

We have completed two acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. In addition, we launched a new lease administration and accounting system to support our implementation of the new lease accounting rules. Other than the foregoing and except as described above, during the quarter ended June 30, 2019, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended June 30, 2019:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions) (2)
April 1 - April 30, 2019	459	$47.00	—	$43.3
May 1 - May 31, 2019	22,116	48.60	—	43.3
June 1 - June 30, 2019	—	—	—	43.3
Total	22,575	$48.57	—	$43.3

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

10.1†	—Amendment to the U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2019).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	August 9, 2019	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)