Form 10-Q
period 2019-09-30
U.S. CONCRETE, INC.
filed 2019-11-08
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 16,698,539 shares of common stock, par value $.001 per share, of the registrant outstanding as of October 31, 2019.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27.0	$20.0
Trade accounts receivable, net of allowances of $4.1 as of September 30, 2019 and $6.1 as of December 31, 2018	259.3	226.6
Inventories	53.9	51.2
Other receivables, net	13.3	18.4
Prepaid expenses and other	9.0	7.9
Total current assets	362.5	324.1
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $276.9 as of September 30, 2019 and $236.1 as of December 31, 2018	676.3	680.2
Operating lease assets	69.3	—
Goodwill	239.5	239.3
Intangible assets, net	98.0	116.6
Other assets	10.7	11.1
Total assets	$1,456.3	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135.8	$125.8
Accrued liabilities	90.3	96.3
Current maturities of long-term debt	35.6	30.8
Current operating lease liabilities	13.5	—
Total current liabilities	275.2	252.9
Long-term debt, net of current maturities	670.1	683.3
Long-term operating lease liabilities	58.6	—
Other long-term obligations and deferred credits	44.0	54.8
Deferred income taxes	44.9	43.1
Total liabilities	1,092.8	1,034.1
Commitments and contingencies (Note 12)
Equity:
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	346.2	329.6
Retained earnings	27.2	16.2
Treasury stock, at cost	(35.6)	(33.4)
Total shareholders' equity	337.8	312.4
Non-controlling interest	25.7	24.8
Total equity	363.5	337.2
Total liabilities and equity	$1,456.3	$1,371.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share)	2019	2018	2019	2018
Revenue	$408.9	$404.3	$1,109.5	$1,136.3
Cost of goods sold before depreciation, depletion and amortization	321.2	325.3	886.4	912.7
Selling, general and administrative expenses	32.0	32.2	103.3	96.4
Depreciation, depletion and amortization	22.3	25.5	70.2	68.2
Change in value of contingent consideration	0.3	0.4	1.6	(0.9)
Impairment of assets	—	—	—	1.3
Loss (gain) on sale/disposal of assets and business, net	(0.2)	(14.1)	0.8	(14.6)
Operating income	33.3	35.0	47.2	73.2
Interest expense, net	11.6	11.7	34.8	34.6
Other income, net	(0.2)	(1.1)	(7.8)	(4.1)
Income before income taxes	21.9	24.4	20.2	42.7
Income tax expense	8.3	8.6	8.3	14.5
Net income	13.6	15.8	11.9	28.2
Less: Net income attributable to non-controlling interest	(0.6)	(0.2)	(0.9)	(0.2)
Net income attributable to U.S. Concrete	$13.0	$15.6	$11.0	$28.0

Earnings per share attributable to U.S. Concrete:
Basic earnings per share	$0.79	$0.95	$0.67	$1.70
Diluted earnings per share	$0.79	$0.94	$0.67	$1.70

Weighted average shares outstanding:
Basic	16.5	16.5	16.4	16.5
Diluted	16.5	16.5	16.4	16.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock
(in millions)	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2018	16.6	$—	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	—	1.7	—	—	1.7	—	1.7
Stock options exercised	—	—	0.2	—	—	0.2	—	0.2
Treasury share purchases	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net income (loss)	—	—	—	(2.7)	—	(2.7)	0.1	(2.6)
BALANCE, March 31, 2019	16.6	—	331.5	13.5	(34.5)	310.5	24.9	335.4
Stock-based compensation	—	—	9.4	—	—	9.4	—	9.4
Restricted stock vesting	0.1	—	—	—	—	—	—	—
Treasury share purchases	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net income	—	—	—	0.7	—	0.7	0.2	0.9
BALANCE, June 30, 2019	16.7	—	340.9	14.2	(35.6)	319.5	25.1	344.6
Stock-based compensation	—	—	5.3	—	—	5.3	—	5.3
Net income	—	—	—	13.0	—	13.0	0.6	13.6
BALANCE, September 30, 2019	16.7	$—	$346.2	$27.2	$(35.6)	$337.8	$25.7	$363.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY (continued)
(Unaudited)

	Common Stock
(in millions)	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	16.7	$—	$319.0	$(13.8)	$(24.8)	$280.4	$21.7	$302.1
Stock-based compensation	—	—	2.2	—	—	2.2	—	2.2
Restricted stock grants, net of cancellations	0.1	—	—	—	—	—	—	—
Treasury share purchases	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	(3.9)	—	(3.9)	—	(3.9)
BALANCE, March 31, 2018	16.8	—	321.2	(17.7)	(26.0)	277.5	21.6	299.1
Stock-based compensation	—	—	3.0	—	—	3.0	—	3.0
Treasury share purchases	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Net income	—	—	—	16.3	—	16.3	—	16.3
BALANCE, June 30, 2018	16.8	—	324.2	(1.4)	(26.6)	296.2	21.6	317.8
Stock-based compensation	—	—	2.9	—	—	2.9	—	2.9
Net income	—	—	—	15.6	—	15.6	0.2	15.8
BALANCE, September 30, 2018	16.8	$—	$327.1	$14.2	$(26.6)	$314.7	$21.8	$336.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in millions)	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11.9	$28.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70.2	68.2
Amortization of debt issuance costs	1.3	1.4
Change in value of contingent consideration	1.6	(0.9)
Loss (gain) on sale/disposal of assets and business, net	0.8	(14.6)
Gains from eminent domain matter and property insurance claims	(6.0)	—
Impairment of assets	—	1.3
Deferred income taxes	2.0	10.1
Provision for doubtful accounts and customer disputes	2.2	3.4
Stock-based compensation	16.4	8.1
Other, net	(1.0)	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(33.9)	(44.4)
Inventories	(2.7)	(0.2)
Prepaid expenses and other current assets	2.9	(4.8)
Other assets and liabilities	(1.3)	(1.6)
Accounts payable and accrued liabilities	27.7	36.8
Net cash provided by operating activities	92.1	90.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28.6)	(32.2)
Payments for acquisitions, net of cash acquired	—	(72.3)
Purchases of environmental credits	—	(2.8)
Proceeds from disposals of businesses and property, plant and equipment	1.2	18.6
Proceeds from eminent domain matter and property insurance claims	6.0	2.1
Net cash used in investing activities	(21.4)	(86.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	273.3	338.2
Repayments of revolver borrowings	(277.2)	(310.7)
Proceeds from stock option exercises	0.2	0.1
Payments of other long-term obligations	(33.4)	(5.6)
Payments for other financing	(24.2)	(21.5)
Treasury share purchases	(2.2)	(1.9)
Other proceeds	—	0.5
Net cash used in financing activities	(63.5)	(0.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.2)	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7.0	2.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20.0	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27.0	$25.2

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

($ in millions)	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$24.4	$24.5
Net cash paid for income taxes	$2.5	$2.9
Capital expenditures funded by finance leases and promissory notes	$19.4	$30.7
Acquisitions funded by contingent consideration	$—	$1.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Recently Adopted - Lease Accounting. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases, excluding mineral interest leases, with terms greater than twelve months. Additionally, this guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We adopted the guidance as of January 1, 2019, using the transition approach that permitted application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. We implemented processes and information technology tools to assist in our ongoing lease data collection and analysis and in updating internal controls that were impacted by the new guidance.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Not Yet Adopted - Credit Losses. In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable. Application of the new model may result in the earlier recognition of allowances for losses. The guidance becomes effective for us on January 1, 2020, with early adoption permitted. We are in the process of assessing the impact of this new standard on our consolidated financial statements.

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

Leases ($ in millions)	Balance Sheet Classification	September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$69.3
Finance lease assets	Property, plant and equipment, net	98.0	(1)
Total lease assets		$167.3
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$13.5
Finance	Current maturities of long-term debt	26.6
Long-term liabilities:
Operating	Long-term operating lease liabilities	58.6
Finance	Long-term debt, net of current maturities	45.5
Total lease liabilities		$144.2

(1) Net of accumulated amortization of $23.6 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost ($ in millions)	Statement of Operations Classification	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Operating lease cost	Selling, general and administrative expenses	$6.8	(1)	$19.8	(2)
Finance lease cost:
Amortization of leased assets	Depreciation, depletion and amortization	3.0		8.6
Interest on lease liabilities	Interest expense, net	0.6		1.9
Total finance lease cost		3.6		10.5
Total		$10.4		$30.3

(1) Includes short-term lease and variable lease costs of approximately $1.9 million.
(2) Includes short-term lease and variable lease costs of approximately $5.2 million.

Maturity of Lease Liabilities ($ in millions)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$4.6	$10.4	$15.0
2020	16.7	24.1	40.8
2021	14.9	19.3	34.2
2022	11.9	13.4	25.3
2023	10.3	7.9	18.2
2024	8.5	1.8	10.3
Thereafter	23.6	—	23.6
Total lease payments	90.5	76.9	167.4
Less interest	18.4	4.8	23.2
Present value of lease liabilities	$72.1	$72.1	$144.2

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	6.6
Finance leases	3.2
Weighted-average discount rate:
Operating leases	6.2%
Finance leases	3.8%

Other Information ($ in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.0
Operating cash flows for finance leases	1.9
Financing cash flows for finance leases	16.2
Leased assets obtained in exchange for new finance lease liabilities	17.1
Leased assets obtained in exchange for new operating lease liabilities	4.7

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	BUSINESS COMBINATIONS

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

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million and was net of a working capital receivable of $0.2 million. We funded the cash portion through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these acquisitions included 149 mixer trucks, 20 concrete plant facilities and two aggregate facilities. To effect these transactions, during the three and nine months ended September 30, 2018, we incurred $0.3 million and $0.9 million of transaction costs, respectively, which were included in selling and general administrative expenses in our condensed consolidated statements of operations. See Note 6 for a description of our measurement period adjustments.

The following table presents the total consideration for the 2018 acquisitions and the amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of their respective acquisition dates:

($ in millions)	2018 Acquisitions
Inventory	$1.1
Other current assets	0.1
Property, plant and equipment	37.4
Definite-lived intangible assets	19.8
Total assets acquired	58.4
Current liabilities	0.1
Other long-term liabilities	1.1
Total liabilities assumed	1.2
Goodwill	13.6
Total consideration (fair value)(1)	$70.8

(1) Included $1.1 million of contingent consideration.

Acquired Intangible Assets and Goodwill
A summary of the intangible assets acquired in 2018 and their estimated useful lives is as follows:

($ in millions)	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	5.5	$18.5
Non-compete agreements	5.0	1.3
Total		$19.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 acquisitions was as follows (in millions):

2019 (remainder of the year)	$0.9
2020	3.6
2021	2.8
2022	2.6
2023	1.6
Thereafter	1.8
Total	$13.3

During the three and nine months ended September 30, 2019, we recorded $1.1 million and $3.6 million of amortization expense related to these intangible assets, respectively. For the three months ended September 30, 2019, there were no measurement period adjustments related to these intangible assets. For the nine months ended September 30, 2019, there were measurement period adjustments of $0.5 million related to these intangible assets. During the three and nine months ended September 30, 2018, we recorded $1.1 million and $1.9 million of amortization expense related to these intangible assets, respectively. For the three and nine months ended September 30, 2018, there were measurement period adjustments of $0.2 million and $0.3 million related to these intangible assets, respectively.

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

Impact of Acquisitions

During the three months ended September 30, 2018, we recorded $12.0 million of revenue and $1.4 million of operating loss in our condensed consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition. During the nine months ended September 30, 2018, we recorded approximately $33.6 million of revenue and $2.3 million of operating income in our condensed consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition.

The information presented below reflects the unaudited pro forma combined financial results for the 2018 acquisitions, excluding the individually immaterial acquisitions as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the 2018 results of operations as if the 2018 acquisitions had been completed on January 1, 2017. The impact to the 2019 results of operations if the 2018 acquisitions had been completed on January 1, 2017 was not materially different from our reported results.

($ in millions except per share)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$405.5	$1,153.1
Net income attributable to U.S. Concrete	$15.2	$27.4

Net income per share attributable to U.S. Concrete - basic	$0.92	$1.67
Net income per share attributable to U.S. Concrete - diluted	$0.92	$1.66

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma amounts above reflect the following adjustments:

($ in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Decrease (increase) in intangible amortization expense	$0.2	$(0.7)
Exclusion of buyer transaction costs	—	0.7
Decrease in income tax expense	0.2	0.2

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

5.	INVENTORIES

($ in millions)	September 30, 2019	December 31, 2018
Raw materials	$48.5	$46.4
Building materials for resale	3.6	2.8
Other	1.8	2.0
Total	$53.9	$51.2

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The accumulated impairment was as follows:

($ in millions)	September 30, 2019	December 31, 2018
Goodwill, gross	$245.3	$245.1
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.3

The changes in goodwill by reportable segment were as follows:

($ in millions)	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2018	$147.7	$86.2	$5.4	$239.3
Measurement period adjustments for prior year business combinations(1)	0.2	—	—	0.2
Goodwill, net at September 30, 2019	$147.9	$86.2	$5.4	$239.5

(1)	Property, plant and equipment acquired in 2018 was reduced by $0.2 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Our purchased intangible assets were as follows:

	September 30, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(55.7)	$52.8	4.1
Trade names	44.5	(13.1)	31.4	19.3
Non-competes	18.3	(14.6)	3.7	2.4
Leasehold interests	12.5	(6.3)	6.2	5.5
Favorable contracts	4.0	(3.9)	0.1	1.2
Environmental credits	2.8	(0.2)	2.6	16.3
Total definite-lived intangible assets	190.6	(93.8)	96.8	9.3
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(93.8)	$98.0

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2019 (remainder of the year)	$5.5
2020	20.9
2021	18.6
2022	12.7
2023	6.3
Thereafter	32.8
Total	$96.8

Also included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets were unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both September 30, 2019 and December 31, 2018, and a net carrying amount of $0.6 million and $0.8 million as of September 30, 2019 and December 31, 2018, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.1 years as of September 30, 2019.

We recorded $5.8 million and $6.4 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended September 30, 2019 and 2018, respectively. We recorded $18.4 million and $17.9 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the nine months ended September 30, 2019 and 2018, respectively.

7.	DEBT

($ in millions)	September 30, 2019	December 31, 2018
Senior unsecured notes due 2024 and unamortized premium(1)	$607.2	$608.4
Asset based revolving credit facility	11.1	15.0
Finance leases	72.1	71.2
Other financing	23.0	28.5
Debt issuance costs	(7.7)	(9.0)
Total debt	705.7	714.1
Less: current maturities	(35.6)	(30.8)
Long-term debt, net of current maturities	$670.1	$683.3

(1)	The effective interest rate for these notes was 6.56% as of both September 30, 2019 and December 31, 2018.

Asset Based Revolving Credit Facility

As of September 30, 2019, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or LIBOR loans denominated in U.S. dollars. The interest rate for the facility was 5.25% as of September 30, 2019.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at September 30, 2019 was $236.1 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of September 30, 2019, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels for the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates.  The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management.  Any change in the fair value estimate is recorded in our consolidated statement of operations for that period.  The current portion of contingent consideration is included in accrued liabilities while the long-term portion is included in other long-term obligations and deferred credits, both of which are in our condensed consolidated balance sheets. The use of different estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs. Our recurring Level 3 fair value liability, contingent consideration, including the current portion, was $26.0 million as of September 30, 2019 and $60.7 million as of December 31, 2018.

The following tables present the inputs for the models used to value our acquisition-related contingent consideration:

	September 30, 2019
Valuation Inputs	Monte Carlo Simulation	Income Approach
Fair value (in millions)	$23.6	$2.4
Discount rate	11.00%	3.70% - 10.75%
Payment cap (in millions)	$26.3	$2.5
Expected payment period remaining (in years)	2.6	0 - 4
Management projections of the payout criteria	EBITDA	Volumes

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.2	$26.5	$1.0
Discount rate	10.75% - 12.25%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.3	$1.1
Expected payment period remaining (in years)	1-3	1	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2018 to September 30, 2019:

($ in millions)	Contingent Consideration
Balance at December 31, 2018	$60.7
Change in valuation	1.6
Payments of contingent consideration	(36.3)
Balance at September 30, 2019	$26.0

Other Financial Instruments

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $615.7 million as of September 30, 2019. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

Other Assets and Liabilities Measured on a Non-Recurring Basis

In connection with our acquisitions described in Note 4, the assets acquired and liabilities assumed were recorded at their fair value on a non-recurring basis as of their respective acquisition dates. We generally use a third-party valuation firm to assist us with developing our estimates of fair value. The fair value of property, plant and equipment was based primarily on a market valuation approach. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. In determining the fair value of intangible assets, we utilized the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections were based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements. The valuations were prepared using Level 3 inputs.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $5.3 million and $16.4 million during the three and nine months ended September 30, 2019, respectively, and $2.9 million and $8.1 million during the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

The 2019 RSU Grant consisted of a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds and may vest up to 200% of the target number of performance stock units granted.

The fair value of the 2019 RSU Grant subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the effective date of the grant. The fair value of the 2019 RSU Grant subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds, provided that each grantee remains an employee at the end of the expected term. The assumptions used to estimate the fair value of performance-based restricted stock units granted in 2019 were as follows:

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

10.	INCOME TAXES

We recorded income tax expense of $8.3 million for both the three and nine months ended September 30, 2019. For both periods ended September 30, 2019, our effective tax rate was negatively impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated annual interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, (iv) anticipated Section 162(m) limitations on executive compensation and (v) net unfavorable discrete items, including a net tax shortfall recognized for share-based compensation. These unfavorable discrete items were partially offset by certain additional federal and state income tax benefits.

For the three and nine months ended September 30, 2018, we recorded income tax expense of $8.6 million and $14.5 million, respectively. For both periods ended September 30, 2018, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the Tax Act and (iii) state income taxes.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and maintained valuation allowances as of September 30, 2019 and December 31, 2018 for certain deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was $40.0 million as of September 30, 2019 and $38.0 million as of December 31, 2018, of which $44.9 million and $43.1 million, respectively, were recorded as non-current liabilities. Deferred tax assets for certain state and foreign taxing jurisdictions, which were recorded as non-current assets, were $4.9 million as of September 30, 2019 and $5.1 million as of December 31, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the three and nine months ended September 30, 2019, we recognized a net of $0.5 million and $0.1 million, respectively, for previously unrecognized tax benefits. For the three and nine months ended September 30, 2018, we recorded unrecognized tax benefits of $0.1 million and $0.3 million, respectively.

11.	EARNINGS PER SHARE

The potentially dilutive shares excluded from the diluted earnings per share calculation related to unvested restricted stock awards and restricted stock units, as their effect would have been anti-dilutive or they had not met their performance target, and totaled 0.3 million and 0.4 million for the three and nine months ended September 30, 2019, respectively, and 0.2 million for both the three and nine months ended September 30, 2018. The potentially dilutive shares for the three and nine months ended September 30, 2019 included the maximum number of shares of common stock that may be issued for performance stock units.

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

As of November 8, 2019, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2019.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2019.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of November 8, 2019, there were no material pending claims related to such indemnification.

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a subsidiary of our Canadian aggregates operation, Polaris Materials ("Polaris"), was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris's quarrying lease for the Eagle Rock Quarry project. In 2016, ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, ERM was notified of interest charges. While the Company had previously disputed the claim, ERM settled the claim in May 2019 for CAD $4 million and entered into a repayment agreement that extended the payment terms, as defined.

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

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation.  We have deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations, was $19.4 million as of September 30, 2019 and $20.4 million as of December 31, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $18.4 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2019. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$354.1	$346.3	$958.5	$985.5
Aggregate products
Sales to external customers	37.9	41.1	105.8	100.9
Intersegment sales	15.0	12.4	39.5	35.3
Total aggregate products	52.9	53.5	145.3	136.2
Total reportable segment revenue	407.0	399.8	1,103.8	1,121.7
Other products and eliminations	1.9	4.5	5.7	14.6
Total revenue	$408.9	$404.3	$1,109.5	$1,136.3

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$51.5	$47.5	$124.1	$140.3
Aggregate products	16.3	12.2	38.9	29.1
Total reportable segment Adjusted EBITDA	$67.8	$59.7	$163.0	$169.4

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income:
Total reportable segment Adjusted EBITDA	$67.8	$59.7	$163.0	$169.4
Other products and eliminations from operations	1.3	16.6	2.8	21.0
Corporate overhead	(14.3)	(15.7)	(51.2)	(45.8)
Depreciation, depletion and amortization for reportable segments	(20.7)	(23.7)	(64.8)	(63.8)
Acquisition-related costs	—	—	—	(1.0)
Impairment of assets	—	—	—	(1.3)
Hurricane-related loss recoveries, net	—	—	2.1	0.2
Quarry dredge costs for specific event	—	(0.2)	—	(0.8)
Purchase accounting adjustments for inventory	—	—	—	(0.7)
Interest expense, net	(11.6)	(11.7)	(34.8)	(34.6)
Change in value of contingent consideration for reportable segments	(0.3)	(0.4)	(1.6)	0.9
Eminent domain matter	—	(0.6)	5.3	(0.6)
Loss on mixer truck fire	—	—	(0.7)	—
Corporate, other products and eliminations other income (loss), net	(0.3)	0.4	0.1	(0.2)
Income from operations before income taxes	21.9	24.4	20.2	42.7
Income tax expense	8.3	8.6	8.3	14.5
Net income	$13.6	$15.8	$11.9	$28.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Capital Expenditures:
Ready-mixed concrete	$4.1	$4.3	$15.7	$17.7
Aggregate products	6.3	6.9	11.9	13.0
Other products and corporate	0.1	0.2	1.0	1.5
Total capital expenditures	$10.5	$11.4	$28.6	$32.2

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenue by Product:
Ready-mixed concrete	$354.1	$346.3	$958.5	$985.5
Aggregate products	37.9	41.1	105.8	100.9
Building materials	8.6	7.0	21.5	20.2
Aggregates distribution	6.5	6.1	18.2	16.5
Hauling	1.2	1.2	3.5	3.9
Lime	—	1.9	—	7.4
Other	0.6	0.7	2.0	1.9
Total revenue	$408.9	$404.3	$1,109.5	$1,136.3

($ in millions)	September 30, 2019	December 31, 2018
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$293.6	$295.5
Aggregate products	356.4	355.0
Other products and corporate	26.3	29.7
Total identifiable assets	$676.3	$680.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following condensed consolidating financial statements present, in separate columns, financial information for (1) the Company, as Parent on a parent-only basis, (2) the guarantor subsidiaries on a combined basis, (3) the non-guarantor subsidiaries on a combined basis, (4) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (5) the Company on a consolidated basis.

The following condensed consolidating financial statements of U.S. Concrete and its subsidiaries present investments in consolidated subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17.8	$9.2	$—	$27.0
Trade accounts receivable, net	—	239.9	19.4	—	259.3
Inventories	—	43.2	10.7	—	53.9
Other receivables, net	10.9	9.0	0.5	(7.1)	13.3
Prepaid expenses and other	—	8.4	0.6	—	9.0
Intercompany receivables	9.7	—	0.3	(10.0)	—
Total current assets	20.6	318.3	40.7	(17.1)	362.5
Property, plant and equipment, net	—	470.0	206.3	—	676.3
Operating lease assets	—	56.0	13.3	—	69.3
Goodwill	—	155.7	83.8	—	239.5
Intangible assets, net	—	93.7	4.3	—	98.0
Investment in subsidiaries	633.2	—	—	(633.2)	—
Long-term intercompany receivables	309.8	—	1.1	(310.9)	—
Other assets	—	9.0	1.7	—	10.7
Total assets	$963.6	$1,102.7	$351.2	$(961.2)	$1,456.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$131.7	$4.1	$—	$135.8
Accrued liabilities	13.9	75.7	7.8	(7.1)	90.3
Current maturities of long-term debt	0.3	34.7	0.6	—	35.6
Current operating lease liabilities	—	11.7	1.8	—	13.5
Intercompany payables	—	—	10.0	(10.0)	—
Total current liabilities	14.2	253.8	24.3	(17.1)	275.2
Long-term debt, net of current maturities	611.6	56.9	1.6	—	670.1
Long-term operating lease liabilities	—	46.8	11.8	—	58.6
Other long-term obligations and deferred credits	—	39.0	5.0	—	44.0
Deferred income taxes	—	22.4	22.5	—	44.9
Long-term intercompany payables	—	192.8	118.1	(310.9)	—
Total liabilities	625.8	611.7	183.3	(328.0)	1,092.8
Total shareholders' equity	337.8	491.0	142.2	(633.2)	337.8
Non-controlling interest	—	—	25.7	—	25.7
Total equity	337.8	491.0	167.9	(633.2)	363.5
Total liabilities and equity	$963.6	$1,102.7	$351.2	$(961.2)	$1,456.3

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$378.5	$30.4	$—	$408.9
Cost of goods sold before depreciation, depletion and amortization	—	300.0	21.2	—	321.2
Selling, general and administrative expenses	—	30.0	2.0	—	32.0
Depreciation, depletion and amortization	—	19.1	3.2	—	22.3
Change in value of contingent consideration	—	0.3	—	—	0.3
Loss (gain) on sale/disposal of assets and business, net	—	(0.2)	—	—	(0.2)
Operating income	—	29.3	4.0	—	33.3
Interest expense, net	10.1	0.9	0.6	—	11.6
Other expense (income), net	0.2	(0.3)	(0.1)	—	(0.2)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(10.3)	28.7	3.5	—	21.9
Income tax expense/(benefit)	(3.8)	11.0	1.1	—	8.3
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(6.5)	17.7	2.4	—	13.6
Equity in earnings of subsidiaries	19.5	—	—	(19.5)	—
Net income (loss)	13.0	17.7	2.4	(19.5)	13.6
Less: Net income attributable to non-controlling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to U.S. Concrete	$13.0	$17.7	$1.8	$(19.5)	$13.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$370.2	$34.1	$—	$404.3
Cost of goods sold before depreciation, depletion and amortization	—	300.0	25.3	—	325.3
Selling, general and administrative expenses	—	30.5	1.7	—	32.2
Depreciation, depletion and amortization	—	21.3	4.2	—	25.5
Change in value of contingent consideration	—	0.4	—	—	0.4
Loss (gain) on sale/disposal of assets and business, net	—	(14.1)	—	—	(14.1)
Operating income	—	32.1	2.9	—	35.0
Interest expense, net	9.7	0.9	1.1	—	11.7
Other expense (income), net	—	(1.4)	0.3	—	(1.1)
Income (loss) before income taxes and equity in earnings of subsidiaries	(9.7)	32.6	1.5	—	24.4
Income tax expense (benefit)	(3.1)	10.7	1.0	—	8.6
Net income (loss) before equity in earnings of subsidiaries	(6.6)	21.9	0.5	—	15.8
Equity in earnings of subsidiaries	22.1	—	—	(22.1)	—
Net income (loss)	15.5	21.9	0.5	(22.1)	15.8
Less: Net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to U.S. Concrete	$15.5	$21.9	$0.3	$(22.1)	$15.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$1,019.8	$89.7	$—	$1,109.5
Cost of goods sold before depreciation, depletion and amortization	—	823.2	63.2	—	886.4
Selling, general and administrative expenses	—	97.9	5.4	—	103.3
Depreciation, depletion and amortization	—	58.8	11.4	—	70.2
Change in value of contingent consideration	—	1.6	—	—	1.6
Loss (gain) on sale/disposal of assets and business, net	—	0.8	—	—	0.8
Operating income	—	37.5	9.7	—	47.2
Interest expense, net	29.8	2.9	2.1	—	34.8
Other expense (income), net	0.2	(6.0)	(2.0)	—	(7.8)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(30.0)	40.6	9.6	—	20.2
Income tax expense (benefit)	(10.9)	17.6	1.6	—	8.3
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(19.1)	23.0	8.0	—	11.9
Equity in earnings of subsidiaries	30.1	—	—	(30.1)	—
Net income (loss)	11.0	23.0	8.0	(30.1)	11.9
Less: Net income attributable to non-controlling interest	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to U.S. Concrete	$11.0	$23.0	$7.1	$(30.1)	$11.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Revenue	$—	$1,054.3	$82.0	$—	$1,136.3
Cost of goods sold before depreciation, depletion and amortization	—	849.2	63.5	—	912.7
Selling, general and administrative expenses	—	90.6	5.8	—	96.4
Depreciation, depletion and amortization	—	57.0	11.2	—	68.2
Change in value of contingent consideration	—	(0.9)	—	—	(0.9)
Impairment of assets	—	1.3	—	—	1.3
Loss (gain) on sale/disposal of assets and business, net	—	(14.6)	—	—	(14.6)
Operating income	—	71.7	1.5	—	73.2
Interest expense, net	29.6	2.7	2.3	—	34.6
Other expense (income), net	0.8	(3.9)	(1.0)	—	(4.1)
Income (loss) before income taxes and equity in earnings of subsidiaries	(30.4)	72.9	0.2	—	42.7
Income tax expense (benefit)	(8.9)	22.3	1.1	—	14.5
Net income (loss) before equity in earnings of subsidiaries	(21.5)	50.6	(0.9)	—	28.2
Equity in earnings of subsidiaries	49.5	—	—	(49.5)	—
Net income (loss)	28.0	50.6	(0.9)	(49.5)	28.2
Less: Net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to U.S. Concrete	$28.0	$50.6	$(1.1)	$(49.5)	$28.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(24.0)	$103.6	$7.3	$5.2	$92.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(25.4)	(3.2)	—	(28.6)
Proceeds from disposals of businesses and property, plant and equipment	—	1.2	—	—	1.2
Proceeds from eminent domain matter and property insurance claims	—	5.3	0.7	—	6.0
Investment in subsidiaries	1.0	—	—	(1.0)	—
Net cash provided by (used in) investing activities	1.0	(18.9)	(2.5)	(1.0)	(21.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	273.3	—	—	—	273.3
Repayments of revolver borrowings	(277.2)	—	—	—	(277.2)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Payments of other long-term obligations	(0.8)	(32.6)	—	—	(33.4)
Payments for other financing	(0.2)	(23.6)	(0.4)	—	(24.2)
Treasury share purchases	(2.2)	—	—	—	(2.2)
Intercompany funding	29.9	(21.5)	(4.2)	(4.2)	—
Net cash provided by (used in) financing activities	23.0	(77.7)	(4.6)	(4.2)	(63.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.2)	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	7.0	—	—	7.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	10.8	9.2	—	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$17.8	$9.2	$—	$27.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(20.8)	$108.5	$2.8	$(0.3)	$90.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(29.3)	(2.9)	—	(32.2)
Payments for acquisitions, net of cash acquired	—	(72.3)	—	—	(72.3)
Proceeds from disposals of businesses and property, plant and equipment	—	18.6	—	—	18.6
Purchases of environmental credits	—	—	(2.8)	—	(2.8)
Proceeds from eminent domain matter and property insurance claims	—	1.6	0.5	—	2.1
Net cash provided by (used in) investing activities	—	(81.4)	(5.2)	—	(86.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	338.2	—	—	—	338.2
Repayments of revolver borrowings	(310.7)	—	—	—	(310.7)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Payments of other long-term obligations	(2.2)	(3.4)	—	—	(5.6)
Payments for other financing	—	(20.6)	(0.9)	—	(21.5)
Treasury share purchases	(1.9)	—	—	—	(1.9)
Other proceeds	—	0.5	—	—	0.5
Intercompany funding	(2.7)	4.3	(1.9)	0.3	—
Net cash provided by (used in) financing activities	20.8	(19.2)	(2.8)	0.3	(0.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	7.9	(5.3)	—	2.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	7.0	15.6	—	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$14.9	$10.3	$—	$25.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”). Our 2018 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results.

Overview

Our principal business is producing ready-mixed concrete and supplying aggregates in select geographic markets from our operations in the United States, the U.S. Virgin Islands and Canada. The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials ("Polaris"), that primarily serves markets in California. Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions as well as variations in seasonal and inclement weather conditions, particularly rainy weather that can impede the installation of ready-mixed concrete. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects. We conduct our business primarily through two reportable segments: ready-mixed concrete and aggregate products.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 86.4% of our revenue for the nine months ended September 30, 2019) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, California, New York, New Jersey, Washington, D.C., Pennsylvania, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 9.5% of our revenue for the nine months ended September 30, 2019, excluding $39.5 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 8.5 million tons of aggregates during the nine months ended September 30, 2019, with Canada representing 42%, Texas/Oklahoma representing 32%, New Jersey representing 22%, and the U.S. Virgin Islands representing 4% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

Results of Operations

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
($ in millions except selling prices)	2019	2018	Change(1)	2019	2018	Change(1)
Revenue	$408.9	$404.3	1.1%	$1,109.5	$1,136.3	(2.4)%
Cost of goods sold before depreciation, depletion and amortization	321.2	325.3	(1.3)	886.4	912.7	(2.9)
Selling, general and administrative expenses	32.0	32.2	(0.6)	103.3	96.4	7.2
Depreciation, depletion and amortization	22.3	25.5	(12.5)	70.2	68.2	2.9
Change in value of contingent consideration	0.3	0.4	(25.0)	1.6	(0.9)	NM
Impairment of assets	—	—	—	—	1.3	NM
Loss (gain) on sale/disposal of assets and business, net	(0.2)	(14.1)	(98.6)	0.8	(14.6)	NM
Operating income	33.3	35.0	(4.9)	47.2	73.2	(35.5)
Interest expense, net	11.6	11.7	(0.9)	34.8	34.6	0.6
Other income, net	(0.2)	(1.1)	(81.8)	(7.8)	(4.1)	90.2
Income before income taxes	21.9	24.4	(10.2)	20.2	42.7	(52.7)
Income tax expense	8.3	8.6	(3.5)	8.3	14.5	(42.8)
Net income	13.6	15.8	(13.9)	11.9	28.2	(57.8)
Less: Net income attributable to non-controlling interest	(0.6)	(0.2)	200.0	(0.9)	(0.2)	350.0
Net income attributable to U.S. Concrete	$13.0	$15.6	(16.7)	$11.0	$28.0	(60.7)

Ready-Mixed Concrete Data:
Average selling price ("ASP") per cubic yard	$138.54	$138.10	0.3%	$138.81	$135.94	2.1%
Sales volume in thousand cubic yards	2,551	2,503	1.9%	6,892	7,222	(4.6)%

Aggregate Products Data:
Average selling price per ton(2)	$11.86	$11.63	2.0%	$11.93	$11.26	6.0%
Sales volume in thousand tons	3,116	3,211	(3.0)%	8,492	8,402	1.1%

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

Revenue. For the three months ended September 30, 2019, revenue increased 1.1%, or $4.6 million, compared to the prior year third quarter, primarily driven by higher ready-mixed concrete sales volumes in our Texas markets as a result of improved weather conditions along with increased pricing in 2019. In the third quarter of 2019, ready-mixed concrete sales increased $7.8 million, driven by a 1.9% increase in volume and a 0.3% increase in ASP. The net increase in our ready-mixed concrete segment ASP resulted primarily from price increases in our California and Washington, D.C. markets, while pricing in certain other markets, such as Dallas/Fort Worth and the New York metropolitan area was impacted by product mix and competitive pressures. Aggregate product sales decreased $0.6 million, resulting from 3.0% lower volume partially offset by a 2.0% increase in ASP. The aggregate products sales volume was negatively impacted by certain Polaris shipments being delayed into the fourth quarter due to one of the transportation carrier's ships being temporarily taken out of service, partially offset by increased sales volume in our West Texas market and Atlantic Region. Other products revenue and eliminations (which currently includes building materials stores, aggregates distribution, hauling operations, brokered product sales, recycled aggregates, and eliminations of our intersegment sales) decreased $2.6 million in the third quarter of 2019 compared to the third quarter of 2018. This decline was primarily a result of the September 2018 divestiture of our lime business, which provided $1.9 million of revenue in the third quarter of 2018.

Revenue for the nine months ended September 30, 2019 declined 2.4%, or $26.8 million, compared to the nine months ended September 30, 2018, driven by lower ready-mixed concrete and other products sales, partially offset by an increase in sales of aggregate products. Impacted by inclement weather in the first half of 2019, our ready-mixed concrete volume was 4.6% lower than in the prior year, partially offset by a 2.1% increase in ASP. All of our major markets except North Texas generated higher ASP for ready-mixed concrete for the first nine months of 2019 as compared to the same period of 2018. Aggregate products sales grew $9.1 million in the first nine months of 2019 compared to the same period in 2018, driven by a 6.0% increase in ASP and a 1.1% increase in volume. All of our markets, except those served by Polaris delivered increases in aggregate products ASP for the first nine months of 2019 compared to 2018. The overall aggregate products volume increase in the first nine months of 2019 compared to the prior year was primarily from our operations in West Texas and the U.S. Virgin Islands, partially offset by weather-impacted declines in North Texas and Oklahoma and transportation delays in our Polaris operations. Other products revenue and eliminations, as described above, decreased $8.9 million for the first nine months of 2019 compared to the same period in 2018, primarily due to the divested lime business, which provided $7.4 million of revenue in the first nine months of 2018.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A decreased by $4.1 million, or 1.3%, in the third quarter of 2019 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A decreased by 1.9% in the third quarter of 2019 compared to the third quarter of 2018. Because of the increase in ready-mixed concrete volume during the third quarter of 2019, our raw material costs were higher than in the third quarter of 2018; however, we were able to minimize the impact on margins by operating our plants more efficiently and leveraging our fixed costs. Our ready-mixed concrete delivery expense for the third quarter of 2019 was consistent with that of the 2018 third quarter despite the higher volume, partially due to lower fuel costs in 2019. In addition, the lower volume of aggregate products segment sales resulted in a decrease in our variable costs, particularly freight, associated with the segment.

For the first nine months of 2019, cost of goods sold before DD&A decreased by $26.2 million, or 2.9%, compared to the same period in the prior year. This decline was primarily in raw materials and delivery costs related to lower ready-mixed concrete sales volume, partially offset by increases in variable and fixed costs. Our plant variable costs increased primarily related to our increased aggregate production over the comparable prior year period. Our fixed costs were higher than in the comparable prior year period primarily due to higher costs to operate our facilities. As a percentage of revenue, cost of goods sold before DD&A decreased by 0.3% in the first nine months of 2019 compared to the first nine months of 2018.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased $0.2 million, or 0.6%, for the quarter ended September 30, 2019 in comparison to the corresponding 2018 quarter primarily as a result of lower acquisition-related costs partially offset by higher stock-based compensation expense. As a percentage of revenue, SG&A expenses decreased to 7.8% in the 2019 third quarter from 8.0% in the 2018 third quarter. The increase in stock-based compensation expense was primarily due the increase in our stock price from the time the annual award was approved by our Board of Directors at the beginning of March 2019 to when our stockholders approved the equity plan amendment (and the award was deemed granted for accounting purposes) at our annual stockholders' meeting in May 2019. If the award issuance date and the accounting grant date were the same, our stock-based compensation expense would have been more comparable to the prior year amount.

For the first nine months of 2019, SG&A expenses increased $6.9 million or 7.2%, compared to the first nine months of 2018, primarily as a result of higher stock-based compensation expense. As a percentage of revenue, SG&A expenses were 9.4% in the first nine months of 2019 compared to 8.5% in the first nine months of 2018.

Depreciation, depletion and amortization. DD&A expense decreased $3.2 million, or 12.5%, for the quarter ended September 30, 2019, in comparison to the prior year period. The third quarter of 2018 contained additional depreciation related to measurement period adjustments of certain of our acquisitions. DD&A expense increased $2.0 million, or 2.9%, for the first nine months of 2019 compared to the corresponding period in 2018, primarily related to depreciation on additional plants, equipment and mixer trucks purchased or leased, partially offset by additional depreciation related to measurement period adjustments of certain of our acquisitions.

Change in value of contingent consideration.  For the three and nine months ended September 30, 2019, we recorded non-cash losses on revaluation of contingent consideration of $0.3 million and $1.6 million, respectively, due primarily to the passage of time. For the three months ended September 30, 2018, we recorded a non-cash loss on revaluation of contingent consideration of $0.4 million primarily due to the passage of time. For the nine months ended September 30, 2018, we recorded a non-cash gain on revaluation of contingent consideration of $0.9 million primarily due to updated financial performance expectations for certain previously acquired businesses.

The key inputs in determining the fair value of our contingent consideration of $26.0 million at September 30, 2019 included discount rates ranging from 3.70% to 11.00% and management's estimates of future sales volumes, permitted reserves and EBITDA, as defined in the respective purchase agreements. Changes in these inputs impact the valuation of our contingent consideration and may result in either a gain or loss in each reporting period.

Loss (gain) on sale/disposal of assets and business, net. The loss for the nine months ended September 30, 2019 included $0.7 million related to a mixer truck fire that occurred during the first quarter of 2019. The gain on the sale of business in 2018 was primarily a result of the divestiture of our lime operations in the third quarter of 2018.

Other income, net. Other income, net, for the nine months ended September 30, 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from the 2017 hurricane losses in our operations in the U.S. Virgin Islands.

Income taxes.  We recorded income tax expense of $8.3 million for the three and nine months ended September 30, 2019, respectively. For both periods ended September 30, 2019, our effective tax rate was negatively impacted by (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) our estimated annual interest expense limitation in accordance with the Tax Cuts and Jobs Act (the "Tax Act") and related proposed regulations for which a full valuation allowance is anticipated, (iii) our estimated global intangible low-taxed income ("GILTI") inclusion for U.S. tax purposes, (iv) anticipated Section 162(m) limitations on executive compensation and (v) net unfavorable discrete items including a net tax shortfall recognized for share-based compensation. These unfavorable discrete items were partially offset by certain additional federal and state income tax benefits.

For the three and nine months ended September 30, 2018, we recorded income tax expense of $8.6 million and $14.5 million, respectively. For both periods ended September 30, 2018, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the Tax Act, and (iii) state income taxes.
Segment Information

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, and hurricane-related losses, net of recoveries. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

See the prior discussion of revenue within this Item 2 as well as Note 13, "Segment Information" to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income before income taxes.

Ready-Mixed Concrete

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in millions except selling prices)	2019	2018	%	2019	2018	%
Ready-Mixed Concrete Segment:
Revenue	$354.1	$346.3	2.3%	$958.5	$985.5	(2.7)%
Segment revenue as a percentage of total revenue	86.6%	85.6%		86.4%	86.7%

Adjusted EBITDA	$51.5	$47.5	8.4%	$124.1	$140.3	(11.5)%
Adjusted EBITDA as a percentage of segment revenue	14.5%	13.7%		12.9%	14.2%

Ready-Mixed Concrete Data:
Average selling price per cubic yard(1)	$138.54	$138.10	0.3%	$138.81	$135.94	2.1%
Sales volume in thousand cubic yards	2,551	2,503	1.9%	6,892	7,222	(4.6)%

(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  Adjusted EBITDA for the third quarter of 2019 increased $4.0 million, or 8.4%, from the comparable 2018 period. This improvement was primarily the result of higher sales volumes coupled with operating efficiencies that drove higher margins. In addition, our margins benefited from lower fuel costs in the 2019 third quarter compared to the same period in 2018 despite using more fuel to deliver a higher volume of ready-mixed concrete in the third quarter of 2019.

For the nine months ended September 30, 2019, Adjusted EBITDA for our ready-mixed concrete segment decreased $16.2 million, or 11.5%, from the comparable 2018 period. The change in Adjusted EBITDA for the nine months ended September 30, 2019 was primarily because our fixed costs (which include, primarily, property taxes, equipment rental, quality control, dispatch and plant management costs) were not fully leveraged. This included the impact of a full nine months of fixed costs from our acquisitions that occurred throughout 2018, which due to inclement weather in 2019 were not yet able to fully benefit our Adjusted EBITDA.

Aggregate Products

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in millions except selling prices)	2019	2018	%	2019	2018	%
Aggregate Products Segment:
Sales to external customers	$37.9	$41.1		$105.8	$100.9
Intersegment sales(1)	$15.0	$12.4		$39.5	$35.3
Total aggregate products revenue	$52.9	$53.5	(1.1)%	$145.3	$136.2	6.7%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	9.3%	10.2%		9.5%	8.9%

Adjusted EBITDA	$16.3	$12.2	33.6%	$38.9	$29.1	33.7%
Adjusted EBITDA as a percentage of total aggregate products revenue	30.8%	22.7%		26.8%	21.3%

Aggregate Products Data:
Average selling price per ton(2)	$11.86	$11.63	2.0%	$11.93	$11.26	6.0%
Sales volume in thousand tons	3,116	3,211	(3.0)%	8,492	8,402	1.1%

(1)	We sell aggregate products to our ready-mixed concrete segment businesses at market price.
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

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment in the third quarter of 2019 increased $4.1 million, or 33.6%, in the third quarter of 2019 compared to the third quarter of 2018 despite a 1.1% decline in segment revenue. Margins benefited in the third quarter of 2019 compared to the third quarter of 2018 from lower freight costs in our Polaris operations due to transportation delays that deferred certain shipments into the fourth quarter, and our margins benefited from our ability to leverage fixed costs on higher volumes in other markets, particularly our West Texas market and Atlantic Region. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 30.8% in the third quarter of 2019 from 22.7% in the third quarter of 2018. The third quarter of 2018 had a higher impact of zero-margin, customer-paid pass-through freight costs.

For the nine months ended September 30, 2019, Adjusted EBITDA for our aggregate products segment increased $9.8 million, or 33.7%, compared to the nine months ended September 30, 2018. Our segment Adjusted EBITDA as a percentage of segment revenue increased to 26.8% in the first nine months of 2019 from 21.3% in the comparable period of 2018. Adjusted EBITDA for the first nine months of 2019 benefited from lower freight costs and our ability to leverage fixed costs on higher volumes compared to the same period in 2018. Both periods had a comparable level of zero-margin, customer-paid pass-through freight costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for borrowings of up to $350.0 million, subject to a borrowing base. As of September 30, 2019, we had $27.0 million of cash and cash equivalents and $236.1 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $263.1 million.

The following key financial measurements reflect our financial condition as of September 30, 2019 and December 31, 2018:

($ in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$27.0	$20.0
Working capital	87.3	71.2
Total debt (1)	705.7	714.1

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions, including approximately $12.0 million to $14.0 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets. We may seek financing for acquisitions, including additional debt or equity capital.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in fixed or variable costs;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could reduce our sales volumes.

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

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Amended and Restated Loan and Security Agreement (the "Third Loan Agreement"), which matures August 31, 2022.

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of September 30, 2019, we were in compliance with all covenants under the Third Loan Agreement.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 14, “Supplemental Condensed Consolidating Financial Information” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $94.9 million of remaining principal as of September 30, 2019.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt" to our consolidated financial statements included in this report.
Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $92.1 million for the nine months ended September 30, 2019, compared to $90.2 million for the nine months ended September 30, 2018.

We used $21.4 million to fund investing activities during the nine months ended September 30, 2019 and $86.6 million for the nine months ended September 30, 2018. We used $28.6 million and $32.2 million in the nine months ended September 30, 2019 and 2018, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. During the first nine months of 2019, we received $6.0 million of proceeds from an eminent domain matter and insurance proceeds relating to property damage suffered due to the 2017 hurricanes in the U.S. Virgin Islands. Investing activities also included proceeds from the sale of property, plant and equipment of $1.2 million during the first nine months of 2019 and $18.6 million of proceeds from the sale of businesses and property, plant and equipment during the first nine months of 2018. In addition, during the nine months ended September 30, 2018, we paid $72.3 million to fund acquisitions.

Our net cash used in financing activities was $63.5 million for the nine months ended September 30, 2019, as compared to net cash used in financing activities of $0.9 million for the comparable period of 2018. Financing activities during the first nine months of 2019 included $3.9 million of net repayments under our Revolving Facility. In addition, we repaid $24.2 million of finance leases used to fund capital expenditures and other financings and paid $33.4 million for contingent and deferred consideration obligations. Financing activities during the first nine months of 2018 included $27.5 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, during the first nine months of 2018, we made payments of $21.5 million related to our finance leases and other financings and paid $5.6 million for contingent and deferred consideration obligations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2019 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2018 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of Part II of the 2018 10-K for a discussion of our critical and significant accounting policies and Note 2, "Recent Accounting Pronouncements and Significant Accounting Policies" to our interim unaudited condensed consolidated financial statements for a discussion of the impact of the new lease accounting standard that we adopted as of January 1, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in "Risk Factors” in Item 1A of Part I of the 2018 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2018 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2018 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three months ended September 30, 2019:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions) (2)
July 1 - July 31, 2019	—	$—	—	$43.3
August 1 - August 31, 2019	480	41.36	—	43.3
September 1 - September 30, 2019	—	—	—	43.3
Total	480	$41.36	—	$43.3

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

U.S. CONCRETE, INC.

Date:	November 8, 2019	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)