Form 10-K
period 2019-12-31
U.S. CONCRETE, INC.
filed 2020-02-25
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission file number 001-34530
 U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
331 N. Main Street, Euless, Texas 76039
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (817) 835-4105

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	USCR	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $49.69 of the registrant’s common stock as of June 30, 2019: $679,967,699. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 19, 2020, there were 16,699,313 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant's 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	general economic and business conditions, which will, among other things, affect demand for commercial and residential construction;

•	our ability to successfully implement our operating strategy;

•	our ability to successfully identify, manage, and integrate acquisitions;

•
governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health and safety matters;

•	seasonal and inclement weather conditions, which impede the placement of ready-mixed concrete;

•	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential materials;

•	our ability to retain key personnel and maintain satisfactory labor relations;

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;

•	product liability, property damage, results of litigation and other claims and insurance coverage issues;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness; and

•	the effects of currency fluctuations on our results of operations and financial condition.

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

ii

PART I
Item 1.  Business

Overview

U.S. Concrete, Inc. is a Delaware corporation founded and incorporated in 1997. In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” “our,” the “Company,” or “U.S. Concrete,” unless we specifically state otherwise, or the context or content indicates otherwise.

U.S. Concrete is a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. The Company is focused on growing both organically and through strategic acquisitions in our target markets, particularly within our aggregate products segment. We are a leading supplier for large-scale commercial and industrial, residential and infrastructure (including streets, highways and other public works) construction projects in high-growth markets across the country. We hold leading vertically integrated (aggregates and ready-mixed concrete) market positions in New York City, New Jersey, Dallas-Fort Worth, West Texas and the San Francisco Bay Area.

In 2017, we completed our largest acquisition to date with the purchase of Polaris Materials Corp. (“Polaris”), a construction aggregate producer in British Columbia, Canada, that sells primarily to customers in the United States. This acquisition added a significant amount of aggregates production and reserves to our portfolio, represented a key step in our vertical integration for the San Francisco Bay Area, and provides us a broader growth platform for the entire West Coast. Beyond our traditional markets, Polaris also serves aggregates-only markets in Southern California and Hawaii. Also in 2017, we acquired Corbett Aggregate Companies, LLC (“Corbett”) located in Quinton, New Jersey, another significant step in vertically integrating our operations. Corbett provided a critical component to our aggregates needs in New York City through our New York Sand & Stone business unit and their network of aggregates terminals.

We operate principally in our East Region (which we define to include New York City, New Jersey, Washington, D.C., and Philadelphia), our Central Region (which we define as Texas and Oklahoma), and our West Region (which we define to include California and British Columbia, Canada) with those markets representing approximately 34%, 34% and 30%, respectively, of our consolidated revenue for 2019. We believe we are well positioned for strong growth in these attractive regions.

Total revenue for 2019 was $1.5 billion, of which we derived approximately 86.5% from our ready-mixed concrete segment, 9.6% from our aggregate products segment (excluding $53.5 million sold internally) and 3.9% from our other operations. For 2019, we had net income attributable to U.S. Concrete of $14.9 million.

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential and infrastructure. Ready-mixed concrete product revenue by type of construction activity for the past three years was:

	2019	2018	2017
Commercial and industrial	60%	56%	56%
Residential	22%	25%	26%
Infrastructure	18%	19%	18%

Recent Developments

2020 Acquisition of Aggregates Company in New York

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram”) for $142.0 million, subject to certain post-closing adjustments (the “Acquisition”). Coram is a premier provider of high-quality sand and gravel products located on Long Island, New York. Coram’s operations supply natural sand to the New York City area, which is used in concrete and other applications across industry sectors and within all construction categories. Coram owns approximately 41.9 million tons of proven and permitted reserves and approximately 7.5 million tons of proven, but unpermitted, reserves. The Acquisition increases the vertical integration of our New York City operations and reduces our dependency on third-party suppliers. In addition, the Acquisition strengthens our competitive position, while furthering our strategy of expanding into higher margin aggregates businesses at attractive valuations. We funded the purchase price for the Acquisition by borrowing

$140.0 million under our asset-based revolving credit facility (the “Revolving Facility”). We have additional committed financing to further support our liquidity needs, and we will seek to refinance or replace this borrowing as conditions permit. The remaining $2.0 million of the purchase price will be paid over the next two years.

Our Competitive Strengths

Large, high quality, vertically integrated asset base in attractive construction markets
Our core competitive strength lies in building strong, vertically integrated market positions in complex urban environments that require manufacturing and time-sensitive delivery of high performance concrete in challenging settings.

We have developed strategic raw materials sourcing capabilities, particularly our aggregate and sand vertical integration in areas of the country where aggregates are expensive and depleting. These sources coupled with our water borne and strategically located docks further strengthens our self-supply model.

Our ability to internally source aggregates requirements for our most challenging projects, and in every market we serve, gives us a distinct competitive strength. Zoning and permitting regulations make it difficult to permit new quarries and ready-mixed concrete plants in many of the markets we serve. This acts as a barrier to entry that makes our strong market positions more valuable. In addition, our business is uniquely local and given the relatively low selling price of aggregates, transportation costs can quickly exceed the product cost. Further, due to the occurrence of chemical reactions during transport, concrete is a perishable product and must be unloaded within 60 to 90 minutes from being loaded into the mixer truck at the concrete batch plant. These factors serve to make our strategic locations near highly attractive, large and growing construction markets a meaningful competitive advantage.

Our sourcing network extends and supports our large, high quality asset base, which is comprised of more than 195 ready mixed concrete plant facilities, 19 aggregates facilities and seven distribution terminals, and is well positioned to supply large, complex projects in large metropolitan markets that are difficult to serve. Such projects include infrastructure projects with complex Federal Highway Administration or Federal Aviation Administration specifications and extensive delivery requirements. Our comprehensive asset base enables greater efficiencies and asset utilization, while scale leverages purchasing power advantages and delivery and asset utilization efficiencies.

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

Top 3 positions in favorable geographic markets with attractive fundamentals
We operate in favorable construction markets where we believe we have an advantage compared to our competitors given our ability to handle complex projects across a broad array of industry sectors. We have a large, high-quality asset base focused in the Texas/Oklahoma, Northern California, New York City/New Jersey, Washington, D.C. and U.S. Virgin Islands markets. Our management team believes we have a leading market position in all of our geographic markets.

Focus on environmental sustainability
Sustainability and environmentally friendly solutions continue to grow and be in high demand in our industry, and we expect domestic and global sustainable demand to continue to grow at attractive rates. We are a leader in the sustainable concrete market and we take pride in our commitment to deliver these critical solutions. We were the first company in the United States concrete industry to adopt the 2030 Challenge to develop Environmental Product Declarations (“EPD”) for our ready-mixed concrete products. This challenge, issued by Architecture 2030, calls on architecture, planning and building industries worldwide to specify, design and manufacture products that meet specific carbon reduction targets between now and the year 2030. Our operating unit in Northern California, Central Concrete Supply Co., was the first of our business units to adopt the challenge, and our EPD adoption spread across the Company. Currently, our operating units combined have over 15,000 EPDs.

Beyond EPDs, we have found a competitive strength in low CO2 concrete mix designs aimed at reducing a construction project's total carbon footprint. Our national and regional research laboratories have developed significant expertise in concrete mix design, enabling industry leading solutions while ensuring local capability needs are met. For example, our early development of EF® Technology lead to development and adoption of many CO2 reducing capabilities from raw material substitution to injecting CO2 into concrete mixes to sequester it and improve the performance of the concrete.

Our EF Technology innovation and other sustainability measures also positively affect the performance of the final product, further enhancing our value proposition.

Long-term customer relationships
Our management and sales personnel focus on developing and maintaining successful long-term relationships with our key customers. Customer concentration in our key markets allows us to better serve our new and existing customers with expedited delivery, lower transportation costs and scale efficiencies. Key elements of our customer-focused approach include (i) corporate-level marketing and sales expertise; (ii) technical service expertise to develop innovative new branded products; and (iii) training programs that emphasize successful marketing and sales techniques that focus on the sale of high margin concrete mix designs.

Our customer engagement model results in contractors returning year after year to us as a supplier they can trust. In 2019, no single customer or project accounted for more than 10% of our total revenue. Our broad, yet targeted, customer base enables us to develop an efficient, stable business model and tap into the market in a variety of ways. We believe that by providing high quality, reliable services and customized products and solutions, we are able to maintain important long-term relationships. To further entrench our customer relationships, we have invested in technology, such as our proprietary dispatch and analytics system, Where’s My Concrete?TM, providing a higher level of service and real-time information to our customers.

A top supplier to large and complex commercial projects
We provide alternative solutions for designers and contractors by offering value-added concrete products, such as color-conditioned, fiber-reinforced, steel reinforced and high-performance concrete. We believe this innovation enhances our ability to compete for and win supply contracts for some of the largest and most prestigious commercial projects.

Solid balance sheet and ample liquidity
We have successfully improved our financial performance by refocusing our financial objectives over the past several years. Our management team has focused on reducing our cost structure while expanding our existing and acquired businesses in our core operating regions to drive strong performance. As a result, we have grown revenue, improved profit margins and increased liquidity. We benefit from available liquidity through our Revolving Facility and cash flow from operations. We believe our solid balance sheet and ample liquidity will allow us to take advantage of strategic opportunities as well as provide ample cushion against general downturns in economic activity.

Demonstrable track record of successful acquisitions
Our ability to replicate our business model successfully through strategic acquisitions is another competitive strength. Our mergers and acquisitions team has deep industry relationships, which facilitate proprietary sourcing of successful acquisitions. A repeatable acquisition and integration process maximizes our synergies.

Experienced management team.
Our senior management team consists of 14 executives with an average of more than 20 years of industry experience and is comprised of individuals with a proven track record in the construction materials industry. Our Chief Executive Officer and Chairman of the Board, William J. Sandbrook, and our President and Chief Operating Officer, Ronnie Pruitt, both have over 25 years of construction materials industry experience. Our management team’s deep market knowledge enables us to effectively assess potential new opportunities to solidify our leading market presence. We will continue to focus on recruiting and retaining motivated and knowledgeable professional managers to continue to develop our business and maintain our leading market positions.

These strengths give us distinct competitive advantages, and together have allowed us to grow and continue our positive momentum into the future. The ability to self-supply aggregates and use our technical expertise to design and track our shipments, coupled with our intense focus on operational excellence will further our model of continuous improvement.

Our Business Strategy

We strive to be the top one or two producer in the ready-mixed concrete markets we serve and operate in some of the fastest growing and most attractive metropolitan markets in the United States, including New York City, Philadelphia, Washington, D.C., Dallas-Fort Worth and the San Francisco Bay Area. These markets represent five of the top 12 metropolitan statistical areas.

Our business is uniquely local. Given the relatively low selling price of aggregates, transportation costs can quickly exceed the product cost. Further, due to the chemical reaction while in the mixer truck, concrete is a perishable product and must be unloaded within 60 to 90 minutes from being loaded at the concrete batch plant.

Our business strategies are (1) vertically integrate through aggregates, (2) market focus, including growing our markets through acquisitions, (3) do what we know and (4) focus on growing profits.

Vertically integrate through aggregates
Our ready-mixed concrete operations consume a significant amount of aggregates. Aggregates are a major component in ready-mixed concrete, comprising approximately 75% by weight. We believe our ready-mixed concrete operations where we are vertically integrated through aggregates have a competitive advantage. Internally sourcing aggregates provides a consistent and reliable stream of raw materials for our ready-mixed concrete operations. In addition to consuming high margin aggregates internally, third party sales are available for other aggregate products. These high margin sales enhance our profitability. Aggregates also provide an additional growth segment for us to expand through strategic acquisitions.

Market focus - Go where the people are
Markets drive our strategic growth initiatives. There are 11 identified megaregions in the United States that drive 75% of the gross domestic product and house 70% of the nation’s population, but only represent 20% of the U.S. land mass. By focusing on these megaregions, we can be very deliberate on how and when we enter markets. Further, by being selective on which markets we want to be in and the projects we want to pursue, we can spend more time on developing relationships with the targets we prioritize. We are focused on building strong, defensible positions in strong, growing and vibrant markets, which are very difficult to replicate.

Do what we know
We expect to be a leading supplier of heavy building materials in our current and future markets. We are dedicated to increasing our aggregates positions and related downstream products, such as ready-mixed concrete.

Drive margin improvement
We are focused on driving continuous improvement, resulting in increasing profit margins. We believe we are best in class in ready-mixed concrete margins, but there is still more work to be done. We will continue to push new technology, sales programs, raw material sourcing, and any opportunity to drive more profit while operating safely.

Our Industry

The aggregates industry produces engineered granular materials consisting of crushed stone, gravel, and sand of varying mineralogies, manufactured to specific grades and sizes for use in downstream construction applications. Crushed stone, sand, and gravel are used as aggregate in foundations for infrastructure and buildings or as road base. Crushed stone is also an input to cement, concrete products, and personal consumer goods. The National Stone, Sand & Gravel Association (“NSSGA”) estimates that the U.S. domestic production and use of construction aggregates amounted to 2.5 billion tons of crushed stone, sand and gravel, valued at $25.1 billion. The aggregates industry employs approximately 100,000 highly skilled men and women. Due to high transportation costs, approximately 90% of aggregates are consumed within 50 miles of the place of extraction.

Ready-mixed concrete manufacturers produce concrete and deliver it in an unhardened state to end users, such as contractors, who then place and form the concrete at construction sites. Downstream applications include commercial, industrial, residential, infrastructure, and other construction sectors. The industry is composed of varying sized family owned businesses to multi-national corporations. As concrete is a perishable product, production facilities are typically located within 60 to 90 minutes from construction projects. The National Ready Mixed Concrete Association (“NRMCA”) estimated there were about 6,800 ready-mixed concrete plants and 70,000 ready-mixed concrete mixer trucks that delivered approximately 371 million cubic yards of product to the point of placement, accounting for $40 billion in revenue across the United States in 2019.

The key drivers for aggregates and ready-mixed concrete include infrastructure funding, residential construction spending, private nonresidential construction spending, fluctuations in interest rates, weather conditions, and national, regional and local economic conditions. Ready-mixed concrete and aggregates are used in streets and highways, foundations and suspended floors, tilt walls, transportation terminals, sporting stadiums and petrochemical plants, among other uses. Private investment is influenced by long-term interest rates. A low inflationary outlook and interest rate stability foster investment in construction markets, which increases the demand for ready-mixed concrete and aggregates.

We expect that U.S. infrastructure, including transportation, water and other systems, will continue to benefit from strong investment for years to come. The country's vast network of transportation infrastructure, power grids and communications facilities are aging and in need of repair and upgrade. In 2017, the American Society of Civil Engineers gave U.S. infrastructure a grade of D+, indicating significant under investment. In 2018, the Department of Transportation reported that 64% of highways were in less than good condition and 25% of bridges were in need of significant repair amounting to an estimated backlog of $836 billion of capital and investment needs.

U.S. residential new construction peaked in 2006 before the economic downturn drove new home construction to Depression-era levels. Since 2011, the recovery of residential new construction has generated increasing demand for aggregates and concrete. We expect the housing recovery to continue, supported by strong job creation, a high level of consumer confidence, and millennials increasingly entering the housing market. Average industry forecasts from leading industry associations (e.g., National Association of Homebuilders, National Association of Realtors, Mortgage Bankers Association and Fannie Mae) suggests total housing starts (both single and multi-family) will grow from 1.29 million in 2019 to 1.39 million in 2021, representing a 3.6% compounded annual growth rate.

The non-residential construction market contracted significantly during the economic downturn as the construction of commercial buildings such as office buildings, warehouses, commercial and industrial buildings slowed. In recent years, however, the market has experienced sustained growth as the economy continues a slow but steady recovery. The steady recovery of the non-residential construction industry is observed in the Dodge Momentum Index, a leading indicator which has shown steady improvement in the market since the economic downturn. We expect continued job growth, low office vacancy rates, and overall gross domestic product ("GDP") growth to continue to support the non-residential construction market. According to the American Institute of Architects Consensus Construction Forecast, the U.S. non-residential construction sector is expected to grow 1.5% through 2020, followed by 0.9% growth in 2021.

Our Products

Aggregate products

We produce crushed stone, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial and public works projects in the markets we serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 11.5 million tons of aggregates during the year ended December 31, 2019, with British Columbia, Canada representing 43%, Texas and Oklahoma representing 32%, New Jersey representing 22% and the U.S. Virgin Islands representing 3% of the total production. While we consumed 34% of this production internally in 2019, we currently sell the majority of our aggregate products to third parties. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

We also provide portable and mobile concrete plants for high-volume or remote projects. While currently operating predominantly in our existing regions, our fast-track mobilization business unit, U.S. Concrete On-Site, Inc., can dispatch a portable or mobile ready-mixed concrete plant anywhere in the continental U.S. These mobile solutions have reached an exceptional level of turnkey operations customized to deliver outstanding on-site solutions for all types of concrete construction. Not only are we providing industry leading concrete production operations to our customers, we are providing technical services and a substantial mitigation of risk with on-site production.

Other

Other products include our building materials stores, hauling operations, aggregates distribution terminals, a recycled aggregates operation and concrete blocks. Two specific products included in this category are ARIDUS® Rapid Drying Concrete technology and the Where’s My Concrete? family of web and mobile applications.

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

Where’s My Concrete? is our real-time cloud-based data delivery program that helps concrete producers provide value-added service and transparency to their customers, while improving their own business through critical analytics and operational efficiencies. We use this program in our operations as well as market it to third parties.

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

Cement is the binding agent used to bind water, crushed stone, and sand, in the production of ready-mixed concrete. Other industrial byproducts such as fly ash from coal burning power plants and slag from the manufacture of iron and silica fume have cementitious properties that allow it to be used as a substitute for cement, depending on specification. We purchase cementitious materials from a few suppliers in each of our major geographic markets. Aggregates are typically produced locally and are procured from a network of internal and external suppliers in each of our markets. In 2019, our ready-mixed concrete businesses purchased 34% of their aggregate products needs from internally operated quarries and sites. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

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

Competition

Because of the impact of transportation costs on the aggregates industry, our competition in the aggregates product segment tends to be limited to producers in proximity to each of our facilities. The industry is highly fragmented and includes smaller private aggregates producers in addition to large, national companies. All of our locations experience competition from local companies in addition to larger public companies. Competition is based on location, price, quality of aggregates and level of customer service. Our primary public company competitors are Cemex S.A.B. de C.V., CRH PLC, Heidelberg Cement AG, LafargeHolcim Ltd., Martin Marietta Materials, Inc., Summit Materials, Inc. and Vulcan Materials Company. Companies in the industry tend to grow by acquiring existing facilities to enter new markets or expand their existing market positions.

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

Employees

As of December 31, 2019, we had 712 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel and 2,461 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•	water usage;

•	land usage;

•	street and highway usage;

•	noise levels;

•	operating hours; and

•	health, safety and environmental matters.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. We have certain emissions credits that expand our sales capacity in California for Polaris aggregate products.

Available Information

We file annual, quarterly and current reports, proxy statements, amendments to these reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and other information with the Securities Exchange Commission (the “SEC”). Our SEC filings are available to the public over the internet at the SEC's website address, www.sec.gov. Our SEC filings are also available on our website, free of charge, at www.us-concrete.com as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.

Item 1A.  Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  These important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2020 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows, common stock price and the price of our debt.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial, or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

Business Risks

Our business depends on activity within the construction industry and the economic strength of our principal markets.

We serve substantially all end markets of the construction industry, and our results of operations are directly affected by the level of activity in the construction industry in the geographic markets we serve. Demand for our products, particularly in the commercial and industrial and residential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if a slow down in economic activity results in delays or cancellations of projects. During 2019, commercial and industrial construction and residential construction accounted for 60% and 22% of our ready-mixed concrete revenue, respectively. In addition, federal and state budget issues may limit the funding available for infrastructure spending, particularly street, highway and other public works projects, which accounted for 18% of our revenue in 2019.

We operate principally in the East Region (New York City, New Jersey, Washington, D.C. and Philadelphia); Central Region (Texas and Oklahoma); and West Region (California and British Columbia, Canada) with those markets representing approximately 34%, 34% and 30%, respectively, of our consolidated revenue for 2019. Our earnings depend on the economic strength of these markets because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in our principal markets, our results of operations and liquidity could be materially adversely affected.

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

Our failure to successfully identify, complete, manage and integrate acquisitions could reduce our earnings and slow our growth.

We have completed numerous acquisitions, including most recently the Acquisition. On an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

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

Approximately 22% of our revenue for 2019 was from residential construction contractors. Tightening of mortgage lending, mortgage financing requirements or higher interest rates could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. In addition, the limitation of the home mortgage interest and property tax deductions could reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. A downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable and an overall increase in working capital.

Our ready-mixed concrete segment's revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During 2019, approximately 18% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, prolonged government shutdowns or reductions in government spending, may result in us experiencing delayed orders, delayed payments and declines in revenue, profitability and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

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

The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenue may be adversely affected by declines in the construction industry generally and in our regional markets. Our results also may be materially affected by:

•	the level of commercial and residential construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates and lending standards;

•	changes in the mix of our customers and business, which result in periodic variations in the margins on jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	pricing pressure due to changes in asset utilization or economic weakness;

•	employment levels; and

•	regional or general economic conditions.

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

Our business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.

Aggregates are a key component of ready-mixed concrete. In 2019, our ready-mixed concrete businesses purchased 34% of their aggregates needs from internally operated quarries and sites and 66% from third parties. In addition, in 2019, our aggregates segment sold $141.7 million of aggregates to third parties and $53.5 million of aggregates to our ready-mixed concrete operations, generating a total Adjusted EBITDA of $53.8 million.

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

We depend on third parties for concrete equipment and materials essential to operate our business.

We rely on third parties to sell or lease property, plant and equipment to us and to provide us with materials, including cement, aggregates and other materials, necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.

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

Delays or interruptions of our transportation logistics could affect operating results.

Our products are distributed to our markets either by trucks, which are primarily Company-owned and/or Company-managed, or ships. Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to factors outside of our control, including capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to transport our products or fuels at a reasonable cost, which could materially affect our financial position and results of operations.

A significant disruption of our information technology systems may harm our business.

We are dependent on our own and our third-party providers’ information technology to support many facets of our business. If our information technology systems are breached, shutdown, destroyed or fail due to cyberattack, unauthorized access, natural disaster or equipment breakdown, by employees, malicious third parties, or other unauthorized persons, our business could be negatively impacted, proprietary information could be lost, stolen or destroyed, and our reputation could be damaged. We take measures to protect our information technology systems and data from such occurrences, but as cyberattacks become increasingly sophisticated, there can be no guarantee that our actions, efforts, and security measures adopted will always prevent them. Further, while we maintain cyber insurance, it may not be sufficient to cover all losses that result from interruptions or breaches of our information technology systems. Any such disruptions could have a material adverse effect on our financial condition, results of operations and liquidity.

The departure of key personnel could affect our financial results.

We depend on the efforts of our officers and, in many cases, on senior management of our businesses. Our success depends on retaining our officers and senior-level managers. We need to ensure that key personnel are compensated fairly and competitively to reduce the risk of their departure to our competitors or other industries. Effective succession planning is also important for our long-term success. Our failure to ensure effective transfers of knowledge and smooth transitions involving senior-level management could adversely affect our strategic planning and execution. To the extent we are unable to attract or retain qualified management personnel, or effectively implement succession plans, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected. We do not carry key personnel life insurance on any of our employees.

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

As of December 31, 2019, approximately 34.0% of our employees were covered by collective bargaining agreements, which expire between 2018 and 2024. We are actively negotiating two of our contracts which had expired as of December 31, 2019. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multi-employer defined benefit plans may impact our financial condition, results of operations and cash flows.

We actively contribute to 17 multi-employer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multi-employer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by the financial crisis. The WRERA allowed multi-employer plan sponsors to elect to freeze their funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009) and sponsors of multi-employer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multi-employer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilitation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

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

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our results of operations and cash flows.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our results of operations and cash flows. Remedies are available to us in the event of nonpayment, including liens or other legal remedies; however, cash flows may be delayed or we may receive significantly less than the amount owed to us. In the event of any customer's breach, we may also choose to renegotiate any agreement on less favorable terms for us to preserve the customer relationship.

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

If one or more of the lenders under our Revolving Facility, which provides for aggregate borrowings of up to $350.0 million, subject to the borrowing base, were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our operations and growth.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•water usage;
•land usage;
•street and highway usage;
•noise levels;
•operating hours; and
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

Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks. We maintain insurance coverage against certain workers' compensation, automobile and general liability risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. This insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate, or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

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

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) extension and expansion of the bonus depreciation provisions; (3) creation of a new limitation on deductible interest expense; (4) repeal of the domestic production activities deduction; (5) enactment of a provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries; (6) further limitation of the deductibility of certain executive compensation; and (7) limitation of certain other deductions. We have established a valuation allowance related to the interest expense limitation carryforward attribute resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute. Certain provisions of the Tax Act, primarily the interest expense limitation, have resulted in our effective income tax rate being substantially higher than the U.S. federal statutory rate of 21.0%.

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

As of December 31, 2019, we had $600.0 million aggregate principal amount of outstanding 6.375% Senior Notes due 2024 (“2024 Notes”) issued as securities pursuant to the Indenture, dated as of June 7, 2016, among the Company, certain subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”) as supplemented to date (the “Indenture”). We and certain of our subsidiaries are also parties to a Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Third Loan Agreement provides for aggregate borrowings of up to $350.0 million subject to a borrowing base under the Revolving Facility. As of December 31, 2019, we did not have borrowings outstanding under the Revolving Facility.

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

•	it limits our ability to borrow money or sell assets to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase, because borrowings under our Revolving Facility bear interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	debt service requirements could make it more difficult for us to make payments on the 2024 Notes and our other indebtedness;

•	the interest limitation enacted as part of the Tax Act could increase our effective tax rate and income taxes payable; and

•	there would be a material adverse effect on our business and financial condition, if we were unable to refinance, service our indebtedness or obtain additional financing, as needed.

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

The terms of the Indenture and the Third Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 31, 2019, our Revolving Facility provided for unused borrowing capacity of up to $243.7 million.
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

The amount of borrowings permitted under our Revolving Facility may fluctuate significantly and/or subject us to interest rate risk, which may adversely affect our liquidity, results of operations and financial position.

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

Further, borrowings under our Revolving Facility are at variable rates of interest based on the base rate or the London interbank offered rate (LIBOR) and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

To the extent we make borrowings based on LIBOR, LIBOR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established or if LIBOR continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. Changes to the reference rates on which the interest rates of our borrowings are based may have a negative impact on our interest expense and profitability.

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

The Third Loan Agreement provides the Lenders considerable discretion to impose reserves or availability blocks or reduce the advance rates used to calculate the value of our borrowing base, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the Lenders will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the 2024 Notes or meet our other obligations as they become due, among other matters.

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

U.S. international trade policy is subject to change. For example, in November 2018, the U.S. negotiated and signed a new trade deal with Canada and Mexico known in the U.S. as the United States-Mexico-Canada-Agreement (the "USMCA"), aimed at re-negotiating and updating the terms of the North American Free Trade Agreement ("NAFTA"). The USMCA was revised by the parties on December 10, 2019. The USMCA requires ratification by legislative bodies in all three countries before it can take effect. As of the date of this filing, the USMCA has been ratified by the U.S. and Mexico. If the USMCA is not ratified by Canada and the U.S. were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if the U.S. were to engage in trade disputes or the imposition of tariffs, such actions could cause an increase in customs duties that, in turn, could adversely affect intercompany transactions among our operating subsidiaries in Canada and the U.S. and increase transaction costs with third-party suppliers and customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We operate in select geographic markets, with a focus on vertically integrating our ready-mixed concrete operations through our aggregate products. The following map depicts our locations:

Ready-mixed concrete segment

The table below lists our concrete plant facilities as of December 31, 2019. While these plants are of varying ages, we believe they are generally in good condition, well maintained and sufficient for our current needs.

	Owned			Leased			2019 Production (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
Texas/Oklahoma	90	18	15	1	1	125	4,188
New Jersey/New York/Washington, D.C./Pennsylvania	38	—	1	1	1	41	2,978
Northern California	20	—	4	2	—	26	1,931
U.S. Virgin Islands	3	—	—	1	—	4	84
Total	151	18	20	5	2	196	9,181

Aggregate products segment

The table below lists our aggregate facilities as of December 31, 2019.

				Percent of Reserves Owned and Leased
Locations	Number of Producing Quarries	Total Estimated Minimum Reserves (in thousand tons)(1)	2019 Production (in thousand tons)	Owned	Leased
British Columbia, Canada	1	97,800	4,937	—%	100%
Texas/Oklahoma	12	48,600	3,671	27%	73%
New Jersey	4	65,600	2,486	100%	—%
U.S. Virgin Islands	2	29,600	416	44%	56%
Total	19	241,600	11,510

(1) All reserves are permitted for extraction, considered to be proven and probable and considered to be recoverable aggregates of suitable quality for economic extraction.

We produce crushed stone aggregates, sand and gravel from 19 aggregates facilities located in Canada, Texas, Oklahoma, New Jersey and the U.S. Virgin Islands. We also lease another quarry to a third party who remits a royalty to us based on the volume of product produced and sold from the quarry. We sell our aggregates for use in commercial, industrial and public works projects or consume them internally in the production of ready-mixed concrete in the markets we serve.  Also included in our aggregate products segment are two distribution terminals in California to which we ship the aggregates we produce from our Canadian quarry. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

We also have undeveloped quarries with reserves acquired in recent years that are not yet permitted. These reserves are not included in the table or narrative above.

Other

As of December 31, 2019, we also leased four aggregates distribution terminals in New York and one in New Jersey, the operations of which are not in a reportable segment.

Item 3.  Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

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

As of February 19, 2020, we had 136 holders of record of our common stock and approximately 24,600 beneficial holders of our common stock.

We have never declared or paid any dividends on our common stock and currently do not intend to do so. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and the notes to our consolidated financial statements included in this report for more information concerning restrictions on our payment of cash dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended December 31, 2019:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions)(2)
October 1 - October 31, 2019	20,588	$48.29	—	$43.3
November 1 - November 30, 2019	—	—	—	43.3
December 1 - December 31, 2019	366	41.32	—	43.3
Total	20,954	$48.17	—	$43.3

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

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since the last trading day of 2014 with the cumulative total returns of the Russell 2000 index and a peer group selected by us (the “Peer Group”). The companies included in the Peer Group are Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc., Summit Materials, Inc. and Vulcan Materials Company. The graph assumes that the value of the investment in our common stock, the Russell 2000 index and each peer group was $100 on December 31, 2014 and is calculated assuming the quarterly reinvestment of dividends, as applicable.

Comparison of 5 Year Cumulative Total Return

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
U.S. Concrete, Inc.	$100.00	$185.10	$230.23	$294.02	$124.01	$146.43
Russell 2000	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
Peer Group	$100.00	$98.61	$144.34	$150.01	$104.78	$147.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data

The following table provides selected consolidated financial data for the periods shown. The data has been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of future performance or results of operations. Our results include the impacts of business combinations that were completed at various times in 2015 through 2018, including the acquisition of a company with non-controlling interests in 2017. All of the data in the table should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

($ in millions except per share)	2019	2018	2017	2016	2015
FOR THE YEAR
Revenue	$1,478.7	$1,506.4	$1,336.0	$1,168.2	$974.7
Income (loss) from continuing operations	$16.3	$31.3	$26.2	$9.6	$(5.1)
Loss from discontinued operations, net of taxes	$—	$—	$(0.6)	$(0.7)	$(0.3)
Net income (loss) attributable to U.S. Concrete	$14.9	$30.0	$25.5	$8.9	$(5.4)

PER SHARE INFORMATION
Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$0.91	$1.82	$1.64	$0.63	$(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.04)	(0.04)	(0.02)
Net income (loss) per share attributable to U.S. Concrete - basic	$0.91	$1.82	$1.60	$0.59	$(0.38)

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$0.91	$1.82	$1.57	$0.59	$(0.36)
Loss from discontinued operations, net of taxes	—	—	(0.04)	(0.04)	(0.02)
Net income (loss) per share attributable to U.S. Concrete - diluted	$0.91	$1.82	$1.53	$0.55	$(0.38)

AS OF END OF YEAR
Total assets	$1,433.3	$1,371.3	$1,276.1	$945.4	$681.7
Total debt	$687.3	$714.1	$693.4	$449.3	$275.6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with Item 1A. Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report. In addition, a detailed discussion of the 2018 year-over-year changes from 2017 can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018 and is hereby incorporated by reference into this Annual Report on Form 10-K.

Our Business

We are a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. We operate through two primary segments, which are ready-mixed concrete and aggregate products.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 86.5% of our revenue for 2019) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York City, Washington, D.C., Philadelphia, Northern California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 9.6% of our revenue for 2019, excluding $53.5 million of intersegment sales) produces crushed stone, sand and gravel from 19 aggregates facilities located in British Columbia, Canada, Texas, Oklahoma, New Jersey, and the U.S. Virgin Islands. We sell aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 11.5 million tons of aggregates during 2019, with British Columbia, Canada representing 43%, Texas and Oklahoma representing 32%, New Jersey representing 22% and the U.S. Virgin Islands representing 3% of the total production. We consumed 34% of our aggregate production internally and sold 66% to third-party customers in 2019. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own a quarry in West Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Overview

The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials Corporation (“Polaris”), which primarily serves markets in California. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of those types of projects.

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

Our ready-mixed concrete sales volume in 2019 decreased 3.8% from 2018 levels to 9.2 million cubic yards and generated revenue of $1,278.6 million. Ready-mixed concrete sales volume for 2019 was down compared to 2018 primarily due to delayed projects, regional softness and limited driver availability. Partially offsetting the volume decline, our ready-mixed concrete average selling price (“ASP”) rose 1.9% from 2018, resulting in the 9th consecutive year of increased ASP.

Our aggregate products sales volume in 2019 increased 2.5% compared to 2018, and ASP increased 5.8% in 2019 compared to 2018, resulting in an all-time annual high total aggregate products revenue of $195.2 million, including intersegment sales of $53.5 million, as we benefited from our 2018 acquisitions being operational for a full year and increased demand from our existing operations along with lower downtime at our quarries.

Despite the record volumes in aggregate products, total Company revenue declined 1.8% from 2018, and with increases in certain expenses in 2019 and the impact from $15.3 million of gains on the sale of assets and businesses in 2018 that did not recur at the same level in 2019, our income before income taxes was $19.5 million lower in 2019 compared to 2018.

Acquisitions and Divestitures

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in our East Region (which we define to include New York City, New Jersey, Washington, D.C. and Philadelphia) and expanded our ready-mixed concrete, aggregate products and other non-reportable operations in West Texas. Also during 2018, we sold our Dallas-Fort Worth area lime operations, a Michigan aggregates property, and an aggregates operation in New Jersey that no longer fit our operating plans.

2020 Acquisition of Aggregates Company in New York

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram”) for $142.0 million, subject to certain post-closing adjustments (the “Acquisition”). Coram is a premier provider of high-quality sand and gravel products located on Long Island, New York. Coram’s operations supply natural sand to the New York City area, which is used in concrete and other applications across industry sectors and within all construction categories. Coram owns approximately 41.9 million tons of proven and permitted reserves and approximately 7.5 million tons of proven, but unpermitted reserves. The Acquisition increases the vertical integration of our New York City operations and reduces our dependency on third-party suppliers. In addition, the Acquisition strengthens our competitive position, while furthering our strategy of expanding into higher margin aggregates businesses. We funded the purchase price for the Acquisition by borrowing $140.0 million under our Revolving Facility. We will seek to refinance or replace this borrowing as conditions permit. The remaining $2.0 million of the purchase price will be paid over the next two years.

For additional information on our acquisitions, see Note 2, "Business Combinations" to our consolidated financial statements included in this report.

Results of Operations

($ in millions except selling prices)	2019		2018		Increase/(Decrease)	% Change(1)
Revenue	$1,478.7	100.0%	$1,506.4	100.0%	$(27.7)	(1.8)%
Cost of goods sold before depreciation, depletion and amortization	1,187.6	80.3	1,212.2	80.5	(24.6)	(2.0)
Selling, general and administrative expenses	130.0	8.8	126.5	8.4	3.5	2.8
Depreciation, depletion and amortization	93.2	6.3	91.8	6.1	1.4	1.5
Change in value of contingent consideration	2.8	0.2	—	—	2.8	NM
Asset impairment	—	—	1.3	0.1	(1.3)	NM
Gain on sale/disposal of assets and businesses, net	(0.1)	0.0	(15.3)	(1.0)	(15.2)	99.3
Operating income	65.2	4.4	89.9	6.0	(24.7)	(27.5)
Interest expense, net	46.1	3.1	46.4	3.1	(0.3)	(0.6)
Other income, net	(9.5)	(0.6)	(4.6)	(0.3)	4.9	106.5
Income before income taxes	28.6	1.9	48.1	3.2	(19.5)	(40.5)
Income tax expense	12.3	0.8	16.8	1.1	(4.5)	(26.8)
Net income	16.3	1.1	31.3	2.1	(15.0)	(47.9)
Less: Net income attributable to non-controlling interest	(1.4)	(0.1)	(1.3)	(0.1)	0.1	7.7
Net income attributable to U.S. Concrete	$14.9	1.0%	$30.0	2.0%	$(15.1)	(50.3)%

Ready-Mixed Concrete Data:
Average selling price per cubic yard	$138.97		$136.42		$2.55	1.9%
Sales volume in thousand cubic yards	9,181		9,546		(365)	(3.8)%
Aggregate Products Data:
Average selling price per ton(2)	$11.93		$11.28		$0.65	5.8%
Sales volume in thousand tons	11,392		11,110		282	2.5%

(1) “NM” is defined as “not meaningful.”
(2) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and Polaris's freight revenue.  We define revenue for this calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

The following discussion reflects 2019 (current year) results compared to 2018 (prior year), unless otherwise noted.

Revenue. Our consolidated revenue declined by $27.7 million, or 1.8%, primarily due to lower sales of ready-mixed concrete and the impact from the 2018 divestiture of the Dallas-Fort Worth area lime operations, partially offset by higher sales of aggregate products. As our business is seasonal and subject to adverse weather, our results in both years were negatively impacted by inclement weather in various regions and during various periods of the year. Ready-mixed concrete sales declined by $27.9 million, or 2.1%, due to a 3.8% decline in sales volume partially offset by a 1.9% increase in ASP. By market, our ready-mixed concrete operations in New York City, California and North Texas experienced sales declines, while New Jersey, Washington, D.C., West Texas and the U.S. Virgin Islands delivered sales increases. Sales of aggregate products rose to $195.2 million from $182.6 million in 2018, an increase of $12.6 million, or 6.9%, driven by a 5.8% increase in ASP and a 2.5% increase in volume. The increase in our aggregate products revenue was generated from our operations in West Texas, the U.S. Virgin Islands, New Jersey and British Columbia. Our North Texas aggregate products sales experienced declines due primarily to weather-related issues. Other product revenue and eliminations, which included aggregates distribution, building materials, hauling business, aggregate recycling, concrete block, lime operations until its divestiture in September 2018, and eliminations of our intersegment sales, decreased by $12.4 million, or 71.7%, from $17.3 million in 2018, to $4.9 million in 2019. This decline was primarily a result of the divestiture of our lime business, which provided $7.4 million of revenue in 2018, and the impact of eliminations for higher intersegment sales in 2019.

Cost of goods sold before depreciation, depletion and amortization (“DD&A”). Cost of goods sold before DD&A decreased $24.6 million, or 2.0%. Cost of goods sold before DD&A declined at a higher rate than revenue, primarily as we operated our aggregate pits and quarries more efficiently in 2019. Our variable costs in our ready-mixed concrete segment, which include primarily raw material costs, labor and benefits costs, utilities and delivery costs, were lower overall primarily related to the lower sales volume; however, on a percentage basis these variable costs did not decline consistently with revenue due to increases in certain raw materials costs that we were not able to fully pass on to our customers. Our fixed costs in our ready-mixed concrete segment increased, primarily due to higher costs to operate our facilities, as well as operating additional locations in 2019. Variable costs in our aggregate products segment, which include quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, increased primarily due to the higher sales volume. Total fixed costs in our aggregate products segment, which include primarily property taxes, equipment rental and plant management costs, were higher, as the 2018 acquisitions only operated for part of 2018 whereas they were fully operational in 2019.

Selling, general and administrative (“SG&A”) expenses.  SG&A expenses increased $3.5 million, or 2.8%, primarily as a result of an $8.7 million increase in stock-based compensation expense, partially offset by lower acquisition costs. The increase in stock-based compensation expense was primarily due to the increase in our stock price from the time the 2019 annual equity award was approved by our Board of Directors at the beginning of March 2019 to when our stockholders approved the equity plan amendment (and the award was deemed granted for accounting purposes) at our annual stockholders' meeting in May 2019. If the award issuance date and the accounting grant date had been the same, our stock-based compensation expense would have been more comparable. As a percentage of total revenue, SG&A expenses increased from 8.4% in 2018 to 8.8% in 2019.

Depreciation, depletion and amortization.  DD&A expense increased $1.4 million, or 1.5%, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through acquisitions and depletion on acquired mineral deposits.

Change in value of contingent consideration. We recorded net non-cash losses on revaluation of contingent consideration of $2.8 million in 2019 compared to less than $0.1 million in 2018. These non-cash expenses were related to the fair value changes in contingent consideration associated with certain acquisitions. The key inputs in determining the fair value of our contingent consideration at December 31, 2019 included discount rates ranging from 3.70% to 7.46% and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in a gain or loss in each reporting period. The non-cash expense from fair value changes in contingent consideration in 2019 was primarily due to the changes in those related to future EBITDA thresholds. The non-cash expense from fair value changes in contingent consideration in 2018 was primarily due to the offsetting changes in the probability-weighted assumptions related to the achievement of permitted reserves and those related to future EBITDA thresholds.

Asset impairment. We recorded a $1.3 million non-cash impairment in the second quarter of 2018 to reduce an aggregate property to its fair value. The asset was near the end of its economic life and was sold in the third quarter of 2018.

Gain on sale of business and assets, net. The 2019 net $0.1 million gain on sale of business and assets was primarily a result of gains on sales of excess vehicles and equipment offset by the loss of $0.7 million related to a mixer truck fire that occurred during the first quarter of 2019. The 2018 net $15.3 million gain on sale of business and assets was primarily a result of the divestiture of our lime operations in the third quarter of 2018. In addition, we recorded net gains on sales of excess vehicles and equipment in 2018.

Interest expense, net.  Net interest expense decreased by $0.3 million, or 0.6%, primarily due to a decrease in borrowings under our asset-based revolving credit facility partially offset by an increase in finance lease interest expense.

Other income, net.  Other income, net, in 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from the 2017 hurricane losses in our operations in the U.S. Virgin Islands.

Income tax expense.  We recorded income tax expense of $12.3 million for 2019 and $16.8 million for 2018. For 2019, our effective tax rate differed substantially from the federal statutory rate primarily due to $5.8 million of additional income tax expense to record a valuation allowance for (1) an interest expense limitation carryforward attribute resulting from the Tax Act (defined below), which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute and (2) certain foreign losses generated for which we do not believe the tax benefits are more likely than not to be realized. For 2018, our effective tax rate differed substantially from the federal statutory rate primarily due to $6.6 million of additional income tax expense to record a valuation allowance for an interest expense limitation carryforward attribute resulting from the Tax Act (defined below), which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute.

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

Segment information

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our income from continuing operations, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, eminent domain matter and hurricane-related losses (gains), net. Acquisition-related costs include fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America (“U.S. GAAP”), and is not a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture (each as defined in Item 1A of this report).  See Note 20, "Segment Information," to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to net income. The following discussion reflects 2019 (current year) results compared to 2018 (prior year), unless otherwise noted.

Ready-mixed concrete

($ in millions except selling prices)	2019	2018	Increase/(Decrease)	% Change
Ready-Mixed Concrete Segment:
Revenue	$1,278.6	$1,306.5	$(27.9)	(2.1)%
Segment revenue as a percentage of total revenue	86.5%	86.7%
Adjusted EBITDA	$157.7	$179.2	$(21.5)	(12.0)%
Adjusted EBITDA as a percentage of segment revenue	12.3%	13.7%

Ready-Mixed Concrete Data:
Average selling price per cubic yard(1)	$138.97	$136.42	$2.55	1.9%
Sales volume in thousand cubic yards	9,181	9,546	(365)	(3.8)%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment decreased primarily as a result of lower sales volume, partially offset by lower costs and higher ASP. Results included the impact of a full year of fixed costs from our acquisitions that occurred during the first half of 2018, which due to lower demand in 2019, were unable to fully contribute to our Adjusted EBITDA. Segment Adjusted EBITDA as a percentage of segment revenue decreased by 1.4%.

Aggregate products

($ in millions except selling prices)	2019	2018	Increase	% Change
Aggregate Products Segment:
Sales to external customers	$141.7	$136.5
Intersegment sales	53.5	46.1
Total aggregate products revenue	$195.2	$182.6	$12.6	6.9%
Segment revenue, excluding intersegment sales, as a percentage of total Company revenue	9.6%	9.1%
Adjusted EBITDA	$53.8	$41.6	$12.2	29.3%
Adjusted EBITDA as a percentage of segment revenue	27.6%	22.8%

Aggregate Products Data:
Average selling price per ton(1)	$11.93	$11.28	$0.65	5.8%
Sales volume in thousand tons	11,392	11,110	282	2.5%

(1)	We sell aggregate products to our ready-mixed concrete segment businesses at market price.

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

The following discussion reflects 2019 (current year) results compared to 2018 (prior year), unless otherwise noted.

Adjusted EBITDA. Adjusted EBITDA for our aggregate products segment increased by $12.2 million, or 29.3%. Overall, our segment Adjusted EBITDA as a percentage of segment revenue improved to 27.6% from 22.8%. Our Adjusted EBITDA benefited from higher revenue, lower freight costs and our ability to leverage fixed costs on higher volumes. Our variable costs associated with cost of goods sold, which include primarily quarry labor and benefits, pit costs to prepare the stone and gravel for use, repairs and maintenance, and utilities, rose due to the higher sales volumes.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Facility, which provides for aggregate borrowings of up to $350 million, subject to a borrowing base.

We ended 2019 with $40.6 million of cash and cash equivalents and had $243.7 million available for future borrowings under the Revolving Facility, providing total available liquidity of $284.3 million. On February 24, 2020, we borrowed $140.0 million under the Revolving Facility to finance our acquisition of Coram.

The following key financial measurements reflect our financial condition as of December 31, 2019 and 2018:

($ in millions)	2019	2018
Cash and cash equivalents	$40.6	$20.0
Working capital	$103.7	$71.2
Total debt(1)	$687.3	$714.1

(1) Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and outstanding borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets. We have additional committed financing to further support our liquidity needs and we will seek to refinance or replace the debt acquired to purchase Coram as conditions permit. We may seek financing for additional acquisitions, which could include debt or equity capital.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in margins due to shifts in our product mix or increases in the cost of our raw materials, fuel and fixed costs;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could adversely affect our sales volumes and/or gross margins.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility (“Revolving Facility”)

We have a senior secured asset-based credit facility with certain financial institutions named therein as lenders (the “Lenders") and Bank of America, N.A., as agent for the Lenders that provides for up to $350.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving

Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Loan Agreement, which matures August 31, 2022.

The Third Loan Agreement contains usual and customary covenants including, but not limited to: restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of December 31, 2019, we were in compliance with all covenants under the Third Loan Agreement.

On February 24, 2020, we borrowed $140.0 million under the Revolving Facility to finance our acquisition of Coram. We have additional committed financing to further support our liquidity needs and we will seek to refinance or replace this debt as conditions permit.

Senior Unsecured Notes due 2024

We have issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the “2024 Notes”). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 21, “Supplemental Condensed Consolidating Financial Information,” to our consolidated financial statements included in this report.

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $87.7 million in outstanding principal as of December 31, 2019.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, "Debt," to our consolidated financial statements included in this report.

Cash Flows

($ in millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$138.8	$122.8	$94.8
Investing activities	(33.8)	(91.7)	(334.3)
Financing activities	(84.2)	(33.4)	186.3
Effect of exchange rates on cash and cash equivalents	(0.2)	(0.3)	—
Net increase (decrease) in cash	$20.6	$(2.6)	$(53.2)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss including non-controlling interest. Overall, the generation of cash from operations was driven primarily by the change in operating performance of the Company, with 2019 being positively impacted by income tax refunds received and 2017 being adversely impacted by higher payments of income taxes. We also had ongoing initiatives to optimize our working capital, which helped to improve cash provided by operating activities in 2019.

Our net cash used to fund investing activities was higher in 2018 and 2017, when we completed multiple acquisitions. We paid $72.3 million in 2018 and $295.1 million in 2017 to fund acquisitions. In addition, we incurred $42.7 million, $39.9 million and $42.7 million in 2019, 2018 and 2017, respectively, primarily to fund purchases of machinery and equipment as well as mixers, trucks and other vehicles to service our business. Investing activities also included proceeds from the sale of businesses and/or property, plant and equipment of $2.9 million in 2019, $20.7 million in 2018 and $3.5 million in 2017. Proceeds were higher in 2018 primarily from the sale of our Dallas/Fort Worth area lime operations.

In 2020, we expect to invest between $65.0 million and $75.0 million in capital, including expenditures financed through finance leases, but excluding any acquisitions. These expenditures are planned primarily for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. In addition to financing certain of these expenditures through finance leases, we expect to fund these expenditures with cash flows from operations and existing cash and cash equivalents. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change.

Financing activities in 2019 included $15.0 million of net repayments under our Revolving Facility. In addition, in 2019, we made payments of $32.8 million primarily related to our finance leases and promissory notes and paid $33.4 million for contingent and deferred consideration obligations. Financing activities in 2018 included $6.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $29.6 million primarily related to our finance leases and promissory notes and paid $5.9 million for contingent and deferred consideration obligations. We also repurchased 0.2 million shares of our common stock at a cost of $6.7 million during 2018 under the 2017 share repurchase program. Financing activities in 2017 included the proceeds from a $200.0 million offering of 6.375% senior unsecured notes due 2024, including the premium on the issue price and net of related debt issuance costs, as well as $9.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $20.3 million primarily related to our finance leases and promissory notes and paid $9.0 million for contingent and deferred consideration obligations. Also during 2017, we received proceeds of $2.7 million from exercises of warrants and stock options.

Contingent Liabilities and Commitments

We have entered into standby letter of credit agreements in the normal course of business primarily relating to self-insurance. At December 31, 2019, we had $19.7 million of undrawn letters of credit outstanding. We are also contingently liable for performance under $14.4 million in performance bonds relating to our operations. In the Company's past experience, no material claims have been made against these financial instruments.

Commitments

The following are our contractual commitments associated with our indebtedness, operating lease obligations and acquisition-related contingent consideration and deferred payment obligations as of December 31, 2019 (in millions):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal on debt	$687.7	$32.5	$43.5	$611.7	$—
Interest on debt	174.3	40.9	78.9	54.5	—
Operating leases	91.2	16.9	28.3	21.1	24.9
Contingent consideration(1)	28.6	10.8	17.8	—	—
Deferred consideration payments(2)	2.8	2.2	0.4	0.2	—
Total	$984.6	$103.3	$168.9	$687.5	$24.9

(1)
Estimated future payments of contingent consideration obligations associated with certain acquisitions. As more fully described in Note 13, "Fair Value Disclosures," to our consolidated financial statements where the fair value of this amount is presented, changes may occur until to the final payment in 2023.

(2)	Consists of deferred consideration obligations associated with acquisitions.

The following long-term liabilities included on the consolidated balance sheet are excluded from the contractual obligations table: accrued employment costs, income tax contingencies, self-insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in this report for more information about our significant accounting policies. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. We have listed below those policies that we believe are critical and involve complex judgment in their application to our financial statements. Actual results in these areas could differ from our estimates.

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

Goodwill and Goodwill Impairment

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The impairment evaluation of goodwill is a critical accounting estimate because goodwill represented 16.7% of the Company's total assets at December 31, 2019, the evaluation requires the use of significant estimates and assumptions and considerable management judgment, and an impairment charge could be material to the Company's financial condition and its results of operations. We generally test for goodwill impairment in the fourth quarter of each year.

The Company's reporting units, which represent the level at which goodwill is tested for impairment, are based on its operating segments. To perform the impairment analysis, we estimate the fair value of our reporting units and compare the result to the reporting unit's carrying value. We generally estimate the fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our common stock and total outstanding debt. If the fair value exceeds the carrying value, the impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We completed our annual impairment assessment during the fourth quarter of 2019 as of October 1, 2019, and determined that there was no impairment. We changed our reporting units in 2019 and performed the impairment assessment both before and after the change, with no difference in the assessment results. Our fair value estimates were determined using estimates and assumptions that we believe were reasonable at the time, including assumptions regarding future operating results. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could significantly impact the calculated fair value of the reporting units, and could result in an impairment charge in the future. See Note 6, "Goodwill and Intangible Assets, Net," to our consolidated financial statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage against certain workers' compensation, automobile and general liability risks in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are suitable for a company of our size and with our risk profile, although there are variations among our business units, and we regularly evaluate our retention levels and coverage limits.  We have deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, claims development, safety practices, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for these self-insurance claims, which was classified in accrued liabilities and other long-term obligations and deferred credits, was $23.3 million as of December 31, 2019 and $20.4 million as of December 31, 2018.

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

We have deferred tax assets resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances related to deferred tax assets could be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we are unable to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which the determination is made. Conversely, if we were to determine that we can realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to income tax expense in the period in which the determination is made. Based on these considerations, we had valuation allowances as of December 31, 2019 and 2018 of $15.1 million and $9.2 million, respectively, for certain deferred tax assets due to uncertainty regarding their ultimate realization.  In 2019, we established additional valuation allowances of $5.8 million related to (1) an interest expense limitation carryforward attribute resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute and (2) certain foreign losses generated for which we do not believe the tax benefits are more likely than not to be realized.

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

Contingent Consideration

We incur contingent consideration obligations associated with certain acquisitions. We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations and deferred credits.  On a quarterly basis, we revalue the liabilities and record increases or decreases in the fair value as an adjustment to earnings.  Changes to the contingent consideration liabilities can result from adjustments to the discount rate, accretion of interest expense due to the passage of time or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are achieved.  The assumptions used in estimating fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of our contingent consideration obligations at December 31, 2019 included discount rates ranging from 3.70% to 7.46% and management's estimates of future sales volumes and EBITDA.  The amount accrued for our contingent consideration obligations, which was classified in accrued liabilities and other long-term obligations and deferred credits, aggregated $27.2 million and $60.7 million at December 31, 2019 and 2018, respectively. Due to our achievement of certain EBITDA and volume targets for our acquisitions with multi-year measurement periods and the proximity to the end of the measurement period, we used a discounted cash flow method to measure the fair value of our remaining contingent consideration obligations as of December 31, 2019 that was previously measured using a Monte Carlo model. For further information, see Note 13, "Fair Value Disclosures," to our consolidated financial statements included in this report for additional information about our contingent consideration obligations.

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

Interest Rate Risk

Borrowings under our Revolving Facility expose us to certain market risks. Interest on amounts drawn varies based on the floating rates under the Revolving Facility. As of December, 31, 2019, we had no outstanding borrowings under the Revolving Facility.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. and subsidiaries (the Company) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Adoption of ASC 842
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the 2019 financial statements to reflect the accounting method change due to the adoption of ASC 842, Leases.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $239.5 million. As described in Note 6 to the consolidated financial statements, the Company completed an annual assessment of goodwill impairment for each of its reporting units as of October 1, 2019. Goodwill is tested for impairment at least annually at the reporting unit level.
Auditing management’s annual goodwill impairment test was highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimates of the fair values of certain reporting units are highly sensitive to significant assumptions such as operating margin growth rates and the discount rate, which are affected by expectations about future market or economic conditions. Management utilized a specialist to assist in the preparation of the goodwill assessment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, the Company’s historical business operations, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved a valuation specialist to assist in the testing of the annual assessment of goodwill impairment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 25, 2020

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
($ in millions except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$40.6	$20.0
Trade accounts receivable, net	233.1	226.6
Inventories	59.0	51.2
Other receivables, net	8.4	18.4
Prepaid expenses and other	7.9	7.9
Total current assets	349.0	324.1
Property, plant and equipment, net	673.5	680.2
Operating lease assets	69.8	—
Goodwill	239.5	239.3
Intangible assets, net	92.4	116.6
Other assets	9.1	11.1
Total assets	$1,433.3	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136.4	$125.8
Accrued liabilities	63.5	96.3
Current maturities of long-term debt	32.5	30.8
Current operating lease liabilities	12.9	—
Total current liabilities	245.3	252.9
Long-term debt, net of current maturities	654.8	683.3
Long-term operating lease liabilities	59.7	—
Other long-term obligations and deferred credits	49.1	54.8
Deferred income taxes	54.8	43.1
Total liabilities	1,063.7	1,034.1
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000,000 shares authorized; 17,911,000 and 17,774,000 shares issued, respectively; and 16,696,000 and 16,631,000 shares outstanding, respectively)	—	—
Additional paid-in capital	348.9	329.6
Retained earnings	31.1	16.2
Treasury stock, at cost (1,215,000 and 1,143,000 common shares, respectively)	(36.6)	(33.4)
Total shareholders' equity	343.4	312.4
Non-controlling interest (Note 12)	26.2	24.8
Total equity	369.6	337.2
Total liabilities and equity	$1,433.3	$1,371.3
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

	2019	2018	2017
Revenue	$1,478.7	$1,506.4	$1,336.0
Cost of goods sold before depreciation, depletion and amortization	1,187.6	1,212.2	1,056.6
Selling, general and administrative expenses	130.0	126.5	119.2
Depreciation, depletion and amortization	93.2	91.8	67.8
Change in value of contingent consideration	2.8	—	7.9
Impairment of goodwill and other assets	—	1.3	6.2
Gain on sale/disposal of assets and businesses, net	(0.1)	(15.3)	(0.7)
Operating income	65.2	89.9	79.0
Interest expense, net	46.1	46.4	42.1
Derivative loss	—	—	0.8
Other income, net	(9.5)	(4.6)	(2.5)
Income from continuing operations before income taxes	28.6	48.1	38.6
Income tax expense	12.3	16.8	12.4
Income from continuing operations	16.3	31.3	26.2
Loss from discontinued operations, net of taxes	—	—	(0.6)
Net income	16.3	31.3	25.6
Less: Net income attributable to non-controlling interest	(1.4)	(1.3)	(0.1)
Net income attributable to U.S. Concrete	$14.9	$30.0	$25.5

Basic income per share attributable to U.S. Concrete:
Income from continuing operations	$0.91	$1.82	$1.64
Loss from discontinued operations, net of taxes	—	—	(0.04)
Net income per share attributable to U.S. Concrete - basic	$0.91	$1.82	$1.60

Diluted income per share attributable to U.S. Concrete:
Income from continuing operations	$0.91	$1.82	$1.57
Loss from discontinued operations, net of taxes	—	—	(0.04)
Net income per share attributable to U.S. Concrete - diluted	$0.91	$1.82	$1.53

Weighted average shares outstanding:
Basic	16.4	16.5	15.9
Diluted	16.4	16.5	16.6
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)

	Shares of Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
December 31, 2016	15.8	$249.8	$(39.3)	$(21.7)	$188.8	$—	$188.8
Stock-based compensation	0.1	8.3	—	(3.1)	5.2	—	5.2
Stock options exercised	—	0.1	—	—	0.1	—	0.1
Warrants exercised	0.8	60.8	—	—	60.8	—	60.8
2017 acquisition	—	—	—	—	—	21.6	21.6
Net income	—	—	25.5	—	25.5	0.1	25.6
December 31, 2017	16.7	319.0	(13.8)	(24.8)	280.4	21.7	302.1
Stock-based compensation	0.1	10.4	—	(1.9)	8.5	—	8.5
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Adjustment for prior year business combination	—	—	—	—	—	1.8	1.8
Share Repurchase Program	(0.2)	—		(6.7)	(6.7)	—	(6.7)
Net income	—	—	30.0	—	30.0	1.3	31.3
December 31, 2018	16.6	329.6	16.2	(33.4)	312.4	24.8	337.2
Stock-based compensation	0.1	19.1	—	(3.2)	15.9	—	15.9
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Net income	—	—	14.9	—	14.9	1.4	16.3
December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.3	$31.3	$25.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	93.2	91.8	67.8
Amortization of debt issuance costs	1.8	1.8	2.0
Change in value of contingent consideration	2.8	—	7.9
Gain on sale of businesses and assets, net	(0.1)	(15.3)	(0.7)
Gains from eminent domain matter and property insurance claims	(6.0)	—	—
Impairment of goodwill and other assets	—	1.3	6.2
Deferred income taxes	12.2	14.6	(3.4)
Provision for doubtful accounts and customer disputes	3.2	4.6	4.6
Stock-based compensation	19.1	10.4	8.3
Other, net	(2.2)	(1.3)	0.3
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(8.6)	(16.9)	(5.7)
Inventories	(7.8)	(2.1)	0.6
Prepaid expenses and other current assets	8.8	(2.0)	(2.8)
Other assets and liabilities	3.9	(3.0)	2.6
Accounts payable and accrued liabilities	2.2	7.6	(18.5)
Net cash provided by operating activities	138.8	122.8	94.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42.7)	(39.9)	(42.7)
Payments for acquisitions, net of cash acquired	—	(72.3)	(295.1)
Proceeds from sale of businesses and property, plant and equipment	2.9	20.7	3.5
Proceeds from eminent domain matter and property insurance claims	6.0	2.6	—
Purchase of environmental credits	—	(2.8)	—
Net cash used in investing activities	(33.8)	(91.7)	(334.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	353.5	431.2	54.4
Repayments of revolver borrowings	(368.5)	(425.2)	(45.4)
Proceeds from issuance of debt	—	—	211.5
Proceeds from warrant and stock option exercises	0.2	0.1	2.7
Payments of other long-term obligations	(33.4)	(5.9)	(9.0)
Payments for finance leases, promissory notes and other	(32.8)	(29.6)	(20.3)
Debt issuance costs	—	—	(4.5)
Payments for Share Repurchase Program	—	(6.7)	—
Shares redeemed for employee income tax obligations	(3.2)	(1.9)	(3.1)
Other proceeds	—	4.6	—
Net cash provided by (used in) financing activities	(84.2)	(33.4)	186.3
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.2)	(0.3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.6	(2.6)	(53.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20.0	22.6	75.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40.6	$20.0	$22.6

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$45.5	$45.5	$41.0
Net cash paid (received) for income taxes	$(7.3)	$2.5	$28.1

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$20.6	$39.4	$46.2
Acquisitions funded by contingent consideration and deferred payments	$—	$1.1	$29.5

There were approximately $14.2 million of loans payable to the Company assumed as part of the acquisitions in 2017, which were eliminated in consolidation in 2017.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

U.S. Concrete, Inc., a Delaware corporation, is a heavy building materials supplier of aggregates, ready-mixed concrete and concrete-related products and services to the construction industry in several major markets in the United States, as well as select markets in the U.S. Virgin Islands and Canada. U.S. Concrete, Inc. is a holding company and conducts its businesses through its consolidated subsidiaries.  In these notes to the consolidated financial statements (these “Notes”), we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” “our,” the “Company,” or “U.S. Concrete,” unless we specifically state otherwise or the context indicates otherwise.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its majority or wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated. Certain computations may be impacted by the effect of rounding.

For acquisitions accounted for as business combinations, all of the assets acquired and liabilities assumed are recorded at their respective fair value as of the date of the acquisition. The results of operations of acquisitions (discussed in more detail in Note 2) are included in the consolidated financial statements from the respective date of acquisition.

Discontinued Operations

Discontinued operations in 2017 primarily related to real estate leases and subleases of businesses that were disposed of in prior years, generating a net loss before taxes of $1.0 million, for which we recorded a $0.4 million income tax benefit.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our business combinations, goodwill, intangibles, accruals for self-insurance, income taxes, valuation of contingent consideration, allowance for doubtful accounts, the valuation of inventory, and the valuation and useful lives of property, plant and equipment.

Business Combinations

Effective January 1, 2018, we follow the accounting guidance for business combinations that clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The guidance provides a screen to determine when a set of assets is not of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set is not a business. This screen was intended to reduce the number of transactions that need to be further evaluated.

We account for business acquisitions under the acquisition method of accounting. Accordingly, we recognize assets acquired and liabilities assumed in a business combination, including contingent liabilities and deferred payment obligations, based on the fair value estimates as of the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration paid over the fair value of the identified net tangible and intangible assets acquired.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. The estimates used for determining the fair value of certain assets and liabilities related to acquisitions are considered Level 3 inputs (as defined in Note 13). We utilize recognized valuation techniques, including the income approach, sales approach and cost approach to value the net assets acquired. We generally use a third party valuation firm to assist us with developing our estimates of fair value. The fair value of property, plant and equipment is based primarily on a market valuation approach. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. In determining the fair value of intangible assets, we use the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. Cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements. The impact of changes to the estimated fair value of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded as soon as practical, but no later than one year from the date of the acquisition. See Note 13 for additional information regarding valuation of contingent consideration obligations, including maximum payout amounts and how the fair value was estimated.

Foreign Currency

The Company accounts for its Canadian operations using the United States dollar (“US dollar”) as the functional currency, as the primary economic environment in which the entity operates is the United States. Transactions in Canadian dollars are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in Canadian dollars are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings. During 2017, we recorded net foreign exchange rate losses of $1.9 million primarily related to the funding of our purchase of the stock of Polaris Materials Corp. (“Polaris”).

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

Business and Credit Concentrations

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, New Jersey, New York, Philadelphia, Washington, D.C., California, Oklahoma, the U.S. Virgin Islands and Hawaii. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states and territories.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk. We did not have any customers that accounted for more than 10% of our revenue or any suppliers that accounted for more than 10% of our cost of goods sold in 2019, 2018 or 2017. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2019 or December 31, 2018.

Accounts Receivable

Accounts receivable consist primarily of receivables from contracts with customers for the sale of ready-mixed concrete, aggregates and other products. Accounts receivable initially are recorded at the transaction amount. We utilize liens or other legal remedies in our collection efforts of certain accounts receivable. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts and customer disputes for our estimated probable losses on balances that may not be collected in full, which reduces the accounts receivable balance. Additions to the allowance result from a provision

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for bad debt expense that is recorded to selling, general and administrative expenses. A provision for customer disputes recorded as a reduction to revenue also increases the allowance. Accounts receivable are written off if and when we determine the receivable will not be collected and are reflected as a reduction to the allowance.  We determine the amount of bad debt expense and customer dispute losses each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience, customer-by-customer analysis, and subjective assessments of our loss exposure.

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries, and building materials that we hold for sale or use in the ordinary course of business. Inventories are measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost in all periods presented was determined using the average cost and first-in, first-out (“FIFO”) methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. The value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.

Property, Plant and Equipment, Net

We state property, plant and equipment at cost less accumulated depreciation. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We record amortization of assets recorded under finance leases as depreciation expense. We compute depletion of mineral deposits as such deposits are extracted utilizing the unit-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our consolidated statements of operations.

We use the straight-line method to compute depreciation and amortization of these assets, other than mineral deposits, over the following estimated useful lives:

Class of Assets	Range of Service Lives
Buildings and land improvements	10 to 40 years
Machinery and equipment	10 to 30 years
Mixers, trucks and other vehicles	1 to 12 years
Other	3 to 10 years

Reclamation Costs

Reclamation costs resulting from normal use of long-lived assets are recognized over the period the asset is in use when there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from normal use under a mineral lease are recognized over the expected lease term when there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which is not reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depleted over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

To determine the fair value of the obligation, we estimate the cost (including a reasonable profit margin) for a third party to perform the legally required reclamation tasks. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.

We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.

For additional information about reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 10.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts or fair value, less cost to sell. We test for impairment using a multi-tiered approach that incorporates an equal weighting to a multiple of earnings and to undiscounted estimated future cash flows. In 2017, we recorded a $0.5 million non-cash impairment of assets related to property, plant and equipment destroyed by hurricanes at our U.S. Virgin Islands (“USVI”) operations. In 2018, we recorded a $1.3 million non-cash impairment of assets related to property, plant and equipment for properties in New Jersey and Michigan that were sold in 2018.

Leases

As of January 1, 2019, we adopted the new lease accounting guidance by using the transition approach that permitted application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. The core principle of the guidance is that lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases, excluding mineral interest leases, with terms greater than twelve months. Additionally, this guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. As a result of adopting the new standard, we recorded additional lease assets and lease liabilities of approximately $76.9 million and $79.2 million, respectively, on the consolidated balance sheet as of January 1, 2019. The additional lease assets equal the lease liabilities, excluding the impact of deferred rent, which was previously recorded in accrued liabilities. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We elected to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We made an accounting policy election to combine lease and non-lease components when calculating the lease liability under the new standard. Non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, are primarily considered variable costs. We did not elect the hindsight practical expedient to determine the lease term for existing leases.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our lease agreements include rental payments based on a percentage of volume sold over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Where observable, we use the implicit interest rate in determining the present value of future payments. Where the implicit interest rate is not observable, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.  We give consideration to our outstanding debt as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

See Note 9 for additional information regarding our leases.

Goodwill Impairment

Goodwill represents the cost of net assets acquired in a business combination over the fair value of the acquired net identifiable tangible and intangible assets. Goodwill is assigned to the reporting unit that it will benefit. We do not amortize goodwill but instead evaluate it for impairment within the reporting unit. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment annually, as of October 1, or more frequently if events or circumstances indicate that assets might be impaired. The annual test for impairment is performed in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performance for the current year (seasonally, April through October are our highest revenue and production months) and our outlook for the upcoming year, because much of our customer base is finalizing operating and capital budgets during the fourth quarter.  We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented. The quantitative impairment test involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value, including goodwill. If the fair value is less than the carrying value, goodwill impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We changed our reporting units in 2019 and performed the impairment assessment both before and after the change, with no difference in the assessment results. There was no impairment of goodwill in either 2019 or 2018. In 2017, Hurricanes Irma and Maria resulted in extensive damage, flooding and power outages throughout the USVI, impacting our facilities and operations. Based on the uncertainty of the timing of the business recovery and its impact on our projected cash flows, we recorded a non-cash goodwill impairment charge of $5.8 million in 2017, representing a full impairment of the goodwill related to our USVI operations.

We generally estimate fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty and actual results may differ. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or underperformance relative to historical or projected operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

Intangible Assets

Our definite-lived intangible assets consist of identifiable trade names, customer relationships, non-compete agreements, leasehold interests, favorable contracts and emissions credits that were acquired through business or asset purchases. We amortize these intangible assets over their estimated useful lives, which range from 3 to 25 years, using a straight-line approach. Our indefinite-lived intangible assets consist of a land right acquired in a 2014 acquisition that will be reclassified to property, plant and equipment upon the completion of certain settlement activities. For the land right, we performed a qualitative assessment under the accounting rules for intangible assets, to determine that this indefinite-lived intangible asset was not impaired as of December 31, 2019. See Note 6 for further discussion of our intangible assets.

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

See Note 20 for disaggregation of revenue by segment and product, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the deferred tax assets to the amount that is more likely than not to be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense.

The Tax Act (as defined in Note 15) requires a U.S. shareholder of a foreign corporation to include in taxable income its global intangible low-tax income (“GILTI”).  In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets.  As the accounting rules are unclear as to the treatment of GILTI, an entity may either include the additional taxes on GILTI in income tax expense in the year incurred or recognize deferred taxes for temporary basis differences expected to affect the amount of GILTI in future years.  Beginning in 2018, we included the additional taxes on GILTI in income tax expense.

Contingent Consideration

We record an estimate of the fair value of contingent consideration, incurred with certain acquisitions, within accrued liabilities and other long-term obligations and deferred credits on our consolidated balance sheets. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as change in value of contingent consideration on our consolidated statement of operations. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of interest expense due to the passage of time or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are expected to be achieved. For further information, see Note 13 regarding our fair value disclosures.

Fair Value of Financial Instruments

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair value because of their short-term maturities or expected settlement dates.  For further information, see Note 10 regarding our other long-term obligations and deferred credits and Note 13 regarding our fair value disclosures.

Stripping Costs

Stripping costs are the costs of removing overburden and waste materials to access mineral deposits. We include post-production stripping costs in the cost of inventory produced during the period these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 16 for additional information regarding our earnings per share.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, shareholders. For all years presented, no differences existed between our consolidated net income and our consolidated comprehensive income.

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the derived service period. We recognize forfeitures of stock-based awards as they occur. We recognize excess tax benefits and tax deficiencies in the income statement when awards vest or are settled. See Note 14 for additional information regarding our stock-based compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Credit Losses. In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable. Application of the new model may result in the earlier recognition of allowances for losses. We will adopt the new rules effective January 1, 2020 with any cumulative effect as of adoption recorded as an adjustment to retained earnings. While we are still assessing the impact, we do not expect there to be a material effect on our consolidated financial statements and the related disclosures.

2. BUSINESS COMBINATIONS

2018 Acquisitions

We completed five acquisitions during 2018 that expanded our ready-mixed concrete operations in our East Region (which we define to include New York City, New Jersey, Washington, D.C. and Philadelphia), and expanded our ready-mixed concrete, aggregate products and other non-reportable operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $70.8 million. The acquisitions included the assets and certain liabilities of the following:

•	On Time Ready Mix, Inc. (“On Time”) located in Flushing, New York on January 10, 2018;

•
Cutrell Trucking, LLC, Dumas Concrete, LLC, Pampa Concrete Co., Inc., Panhandle Concrete, LLC, and Texas Sand & Gravel Co., Inc. (collectively “Golden Spread”) located in Amarillo, Texas on March 2, 2018;

•	Leon River Aggregate Materials, LLC (“Leon River”) located in Proctor, Texas on August 29, 2018; and

•	Two individually immaterial ready-mixed concrete operations in our East Region and West Texas on March 5, 2018 and September 14, 2018, respectively.

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million and was net of a working capital receivable of $0.2 million. We funded the cash portion of the 2018 acquisitions through a combination of cash on hand and borrowings under our asset-based revolving credit facility (the “Revolving Facility”). The combined assets acquired through these 2018 acquisitions included 149 mixer trucks, 20 concrete plant facilities and two aggregate facilities. To effect these transactions, during 2018, we incurred approximately $0.7 million of transaction costs which were included in selling and general administrative expenses in our consolidated statements of operations. See Note 6 for a description of our measurement period adjustments.

The following table presents the total consideration for the 2018 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair value as of the respective acquisition dates:

($ in millions)	2018 Acquisitions
Inventory	$1.1
Other current assets	0.1
Property, plant and equipment	37.4
Definite-lived intangible assets	19.8
Total assets acquired	58.4
Current liabilities	0.1
Other long-term liabilities	1.1
Total liabilities assumed	1.2
Goodwill	13.6
Total consideration (fair value)(1)	$70.8

(1) Included $1.1 million of contingent consideration.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets and Goodwill

A summary on the intangible assets acquired in 2018 and their estimated useful lives is as follows:

($ in millions)	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	5.5	$18.5
Non-competes	5.0	1.3
Total		$19.8

As of December 31, 2019, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 acquisitions was as follows (in millions):

2020	$3.6
2021	2.8
2022	2.6
2023	1.6
2024	1.4
Thereafter	0.4
Total	$12.4

During 2019, we recorded $4.5 million of amortization expense related to these intangible assets, of which $0.5 million related to measurement period adjustments. During 2018, we recorded $2.9 million of amortization expense related to these intangible assets, of which $0.2 million related to measurement period adjustments.

The goodwill from the 2018 acquisitions is related to the synergies in our ready-mixed concrete segment that we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. While the goodwill as determined in the purchase price allocation relates to our ready-mixed concrete and other non-reportable segments in the amounts of $12.8 million and $0.8 million, respectively, we generally expect all $13.6 million of the goodwill from the 2018 acquisitions to benefit the ready-mixed concrete segment and be deductible for tax purposes. See Note 15 for additional information regarding income taxes.

Impact of Acquisitions

During 2018, we recorded approximately $50.4 million of revenue and $4.0 million of operating income in our consolidated statements of operations related to the 2018 acquisitions following their respective dates of acquisition.

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

($ in millions except per share)	2018
Revenue	$1,523.2
Net income attributable to U.S. Concrete	$29.4

Net income per share attributable to U.S. Concrete - basic	$1.79
Net income per share attributable to U.S. Concrete - diluted	$1.78

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

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments:

($ in millions)	2018
Increase in intangible amortization expense	$(0.7)
Exclusion of buyer transaction costs	0.7
Decrease in income tax expense	0.2

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)	2019	2018
Balance, beginning of period	$6.1	$5.8
Provision for doubtful accounts and customer disputes	3.2	4.6
Uncollectible receivables written off, net of recoveries	(4.7)	(4.3)
Other adjustments	(0.6)	—
Balance, end of period	$4.0	$6.1

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.   INVENTORIES

	December 31,
($ in millions)	2019	2018
Raw materials	$53.4	$46.4
Building materials for resale	3.6	2.8
Other	2.0	2.0
Total	$59.0	$51.2

5.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
($ in millions)	2019	2018
Land and mineral deposits	$313.0	$310.4
Buildings and improvements	66.2	65.7
Machinery and equipment	295.7	266.2
Mixers, trucks and other vehicles	258.8	244.0
Other	1.9	1.7
Construction in progress	27.8	28.3
	963.4	916.3
Less: accumulated depreciation, depletion and amortization	(289.9)	(236.1)
Total	$673.5	$680.2

As of December 31, 2019 and 2018, the net carrying amounts of mineral deposits were $231.7 million and $238.9 million, respectively. We recorded depreciation, depletion and amortization expense on our property, plant and equipment of $69.3 million for 2019, $67.9 million for 2018 and $47.1 million for 2017, which is included in our consolidated statements of operations.

6.   GOODWILL AND INTANGIBLE ASSETS, NET

Acquired intangible assets are classified into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization, and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually.

Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in 2019 or 2018. In 2017, we recorded $5.8 million of goodwill impairment charges associated with our USVI operations. Accumulated goodwill impairment losses amount to $4.4 million in the ready-mixed concrete segment and $1.4 million in the aggregate products segment for the three years presented.

The accumulated impairment was as follows:

	December 31,
( in millions)	2019	2018	2017
Goodwill, gross	$245.3	$245.1	$210.5
Accumulated impairment	(5.8)	(5.8)	(5.8)
Goodwill, net	$239.5	$239.3	$204.7

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the goodwill by reportable segment were as follows:

($ in millions)	Ready-Mixed Concrete Segment		Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2017(1)	$136.7		$56.1	$11.9	$204.7
2018 acquisitions(1)	13.4		—	—	13.4
Measurement period adjustments for prior year business combinations(2)	(0.3)		30.1	(8.6)	21.2
Goodwill, net at December 31, 2018	149.8		86.2	3.3	239.3
Measurement period adjustments for prior year business combinations	0.2	(3)	—	—	0.2
Goodwill, net at December 31, 2019	$150.0		$86.2	$3.3	$239.5

(1)
$1.3 million and $0.8 million of goodwill was assigned to the ready-mixed concrete reporting unit as of the date certain operations that are accounted for in other non-reportable segments were acquired in 2017 and 2018, respectively, because it was determined that the goodwill would benefit the ready-mixed concrete operating segment.

(2)
Adjustments for certain 2017 acquisitions recorded during 2018 included $21.0 million of additional long-term obligations, of which $18.6 million related to deferred taxes attributable to fair value adjustments of Polaris's fixed assets as of the acquisition date; $2.8 million of assumed liabilities; $0.4 million of lower working capital; $2.7 million of additional property, plant, and equipment; $0.3 million of additional definite-lived intangible assets; and other various changes. The measurement period adjustments for certain 2017 acquisitions also included an $8.6 million reclassification of goodwill between the aggregate products segment and other non-reportable segments.

(3)	The fair value of property, plant and equipment acquired in 2018 was determined to be $0.2 million lower than the original estimate.

Intangible Assets

Our purchased intangible assets were as follows:

	December 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(59.7)	$48.8	3.9
Trade names	44.5	(13.6)	30.9	19.1
Non-competes	18.3	(15.3)	3.0	2.4
Leasehold interests	12.5	(6.7)	5.8	5.4
Favorable contract	4.0	(3.9)	0.1	0.9
Environmental credits	2.8	(0.2)	2.6	16.0
Total definite-lived intangible assets	190.6	(99.4)	91.2	9.4
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(99.4)	$92.4

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

As of December 31, 2019, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2020	$20.9
2021	18.6
2022	12.7
2023	6.3
2024	6.0
Thereafter	26.7
Total	$91.2

Also included in other long-term obligations and deferred credits in our consolidated balance sheets were unfavorable lease intangibles with a gross carrying amount of $1.5 million as of December 31, 2019 and a net carrying amount of $0.5 million and $0.8 million as of December 31, 2019 and 2018, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.1 years as of December 31, 2019 and 4.6 years as of December 31, 2018.

We recorded amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $23.9 million in both 2019 and 2018, and $20.7 million in 2017 in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.   ACCRUED LIABILITIES

	December 31,
($ in millions)	2019	2018
Compensation and benefits	$11.9	$12.8
Contingent consideration	10.8	36.2
Materials	9.8	10.9
Self-insurance reserves	9.2	8.7
Property, sales and other taxes	9.0	7.3
Interest	3.3	3.5
Deferred consideration	2.2	4.0
Other	7.3	12.9
Total	$63.5	$96.3

8.   DEBT

	December 31,
($ in millions)	2019	2018
Senior unsecured notes due 2024 and unamortized premium(1)	$606.8	$608.4
Asset based revolving credit facility	—	15.0
Finance leases	67.3	71.2
Promissory notes	20.4	28.5
Debt issuance costs	(7.2)	(9.0)
Total debt	687.3	714.1
Less: current maturities	(32.5)	(30.8)
Long-term debt, net of current maturities	$654.8	$683.3

(1)	The effective interest rate for these notes was 6.56% as of both December 31, 2019 and December 31, 2018.

As of December 31, 2019, the principal amounts due under our debt agreements for the next five years and thereafter were as follows (in millions):

2020	$32.5
2021	26.9
2022	16.6
2023	9.4
2024	602.3
Thereafter	—
Total	$687.7

Senior Unsecured Notes due 2024

During 2016 and 2017, we issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the “2024 Notes”). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

The 2024 Notes are issued by U.S. Concrete, Inc. (the “Parent”). Our obligations under the 2024 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary).

U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 21.

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

Asset Based Revolving Credit Facility

The Company has a senior secured asset-based credit facility that provides for up to $350.0 million of revolving borrowings and up to $50.0 million for the issuance of letters of credit, with $19.7 million of undrawn standby letters of credit as of December 31, 2019 through its August 31, 2022 maturity. However, any such issuance of letters of credit will reduce the amount available for borrowings under the Revolving Facility. The Third Amended and Restated Loan and Security Agreement (“Third Loan Agreement”) is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions. Our actual maximum credit availability varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves and other adjustments, as specified in the Third Loan Agreement. Loans may not exceed the borrowing base as defined in the Third Loan Agreement. At December 31, 2019, we had no amounts outstanding under the Revolving Facility, our borrowing base was $263.4 million, and we had $243.7 million of available borrowings under the Revolving Facility. The Third Loan Agreement also contains a provision for over-advances and protective advances in each case, of up to $25.0 million in excess of the borrowing base levels and provides for swingline loans, up to a $15.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Third Loan Agreement requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months.  As of December 31, 2019, we were in compliance with all covenants under the Third Loan Agreement.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Finance Leases and Promissory Notes

We have a series of promissory notes with various lenders primarily for the purchase of mixer trucks and other machinery and equipment in an aggregate outstanding principal amount of $20.4 million as of December 31, 2019, with fixed annual interest rates ranging from 2.50% to 4.49%, payable monthly for terms ranging from three to five years.

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment with a total remaining principal amount of $67.3 million as of December 31, 2019, with fixed annual interest rates ranging from 0.15% to 6.61%, payable monthly for terms ranging from less than one to seven years. Because the lease terms include one dollar buyout options at the end of the lease, these financings have been classified as finance leases.

The weighted average interest rate of our finance leases and promissory notes was 3.77% as of December 31, 2019 and 3.72% as of December 31, 2018.

9.    LEASES

		December 31,
Leases ($ in millions)	Balance Sheet Classification	2019		2018
Assets:
Operating lease assets	Operating lease assets	$69.8		$—
Finance lease assets	Property, plant and equipment, net	91.5	(1)	85.4	(2)
Total lease assets		$161.3		$85.4
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$12.9		$—
Finance	Current maturities of long-term debt	24.2		20.2
Long-term liabilities:
Operating	Long-term operating lease liabilities	59.7		—
Finance	Long-term debt, net of current maturities	43.1		51.0
Total lease liabilities		$139.9		$71.2

(1) Net of accumulated amortization of $29.4 million.
(2) Gross assets of $103.2 million and accumulated amortization of $17.8 million.

Lease Cost ($ in millions)	Statement of Operations Classification	2019		2018	2017
Operating lease cost	Selling, general and administrative expenses	$24.2	(1)	$23.4	$20.7
Finance lease cost:
Amortization of leased assets	Depreciation, depletion and amortization	11.6		18.4	12.4
Interest on lease liabilities	Interest expense, net	2.6		2.1	1.6
Total finance lease cost		14.2		20.5	14.0
Total		$38.4		$43.9	$34.7

(1) Includes short-term lease and variable lease costs of approximately $5.9 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturity of Lease Liabilities ($ in millions)	Operating Leases	Finance Leases	Total
2020	$16.9	$26.8	$43.7
2021	15.8	21.1	36.9
2022	12.5	13.6	26.1
2023	10.9	8.1	19.0
2024	10.2	1.9	12.1
Thereafter	24.9	—	24.9
Total lease payments	91.2	71.5	162.7
Less interest	18.6	4.2	22.8
Present value of lease liabilities	$72.6	$67.3	$139.9

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	6.6
Finance leases	3.4
Weighted-average discount rate:
Operating leases	6.2%
Finance leases	3.8%

Other Information ($ in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17.7
Operating cash flows for finance leases	2.6
Financing cash flows for finance leases	22.0
Net assets obtained in exchange for finance lease liabilities	18.1
Net right-of-use assets obtained in exchange for operating lease liabilities	8.2

10. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

	December 31,
($ in millions)	2019	2018
Self-insurance reserves	$16.9	$13.9
Contingent consideration	16.4	24.5
Asset retirement obligations	5.2	4.2
Income taxes	4.9	5.7
Deferred consideration	0.6	2.9
Other	5.1	3.6
Total	$49.1	$54.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In March 2017, our Board authorized a share repurchase program to repurchase up to $50.0 million of our outstanding common stock (the “Share Repurchase Program”), effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Share Repurchase Program. During 2018 under the Share Repurchase Program, we repurchased 0.2 million shares of our common stock at a cost of $6.7 million.

12.   NON-CONTROLLING INTEREST

Through its ownership of Polaris, the Company holds a 70% interest in Eagle Rock Materials Ltd. (“Eagle Rock”) and an 88% interest in the Orca Sand and Gravel Limited Partnership (“Orca”). Eagle Rock was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. Orca was formed to develop the Orca quarry, also in British Columbia, Canada, with the remaining 12% minority interest held by the Namgis First Nation (“Namgis”). Non-controlling interest consists of the Namgis’s share of the fair value equity in the partnership offset by the capital contributions loaned to the Namgis by Polaris.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels for the years ended December 31, 2019 or 2018.

We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The current portion of contingent consideration is included in accrued liabilities while the long-term portion is included in other long-term obligations and deferred credits, both of which are in our consolidated balance sheets. The use of

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

different estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statement of operations. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs. Our recurring Level 3 fair value liability, contingent consideration, including the current portion, was $27.2 million as of December 31, 2019 and $60.7 million as of December 31, 2018.

The following tables present the inputs for the models used to value our acquisition-related contingent consideration:

($ in millions)	December 31, 2019
Valuation Inputs	Discounted Cash Flow Technique(1)
Fair value	$27.2
Discount rate	3.70% - 7.46%
Payment cap	$28.8
Expected payment period remaining (in years)	0-3
Management projections of the payout criteria	EBITDA/Volumes

(1)
Includes acquisition-related contingent consideration that was estimated using the Monte Carlo simulation model and income approach in 2018. The change from the Monte Carlo simulation model and income approach to discounted cash flow technique was due to the proximity to the measurement period end, which resulted in increased certainty in achieving the maximum payout.

($ in millions)	December 31, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value	$33.2	$26.5	$1.0
Discount rate	10.75% - 12.25%	3.70% - 5.00%	6.03% - 15.75%
Payment cap	$37.3	$27.3	$1.1
Expected payment period remaining (in years)	1-3	1	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

A reconciliation of the changes in Level 3 fair value measurements is as follows:

($ in millions)	Contingent Consideration
Balance at December 31, 2017	$61.8
2018 acquisitions	1.1
Payments	(2.2)
Balance at December 31, 2018	60.7
Increase in contingent consideration valuation	2.8
Payments	(36.3)
Balance at December 31, 2019	$27.2

Other Financial Instruments

The fair value of our 2024 Notes, estimated based on broker/dealer quoted market prices, was $627.0 million as of December 31, 2019 and $552.0 million as of December 31, 2018. The carrying value of the outstanding amount under our Revolving Facility in 2019 approximated fair value. The carrying value of our operating and finance lease assets and liabilities in 2019 and 2018 approximated fair value.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the “LTI Plan”), which we amended effective February 13, 2019 (the “Amendment”) to reserve an additional 0.9 million shares of common stock for future issuance as equity-based awards to management and employees. As of December 31, 2019, there were 0.5 million shares remaining for future issuance under the LTI Plan.  Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

We recognized stock-based compensation expense related to restricted stock and restricted stock units of $19.1 million in 2019, $10.4 million in 2018 and $8.3 million in 2017. We realized tax benefits of $2.4 million in 2019, $2.4 million in 2018 and $3.2 million in 2017. Realized tax benefits for stock-based compensation expense are inclusive of excess tax benefits recognized in income tax expense of less than $0.1 million in 2019, $0.2 million in 2018 and $1.4 million in 2017. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2019, we had approximately $10.7 million of unrecognized stock-based compensation expense, which we expect to recognize over a weighted average period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units (“RSU”) that are granted to our Board of Directors as compensation for their services generally vest over a one-to-three year period on a quarterly basis.  Restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  These restricted stock units are not considered outstanding shares of our common stock.

On March 1, 2019, the Compensation Committee of the Board of Directors approved grants of 0.3 million RSUs (the “2019 RSU Grant”), conditioned upon obtaining stockholder approval of the Amendment. The Amendment was approved by the Company's stockholders at the Company's annual meeting in May 2019, and the stockholder approval condition related to the 2019 RSU Grant was satisfied. The 2019 RSU Grant consisted of a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds and may vest up to 200% of the target number of performance stock units granted.

The fair value of the 2019 RSU Grant subject to time-based vesting restrictions was determined based upon the closing price of our common stock on the effective date of the grant. The fair value of the 2019 RSU Grant subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds, provided that each grantee remains an employee at the end of the expected term. The effective date of the grant was in May 2019, whereas the communication of the equity award was made March 1, 2019, contingent upon approval of the LTI Plan by the Company's shareholders. As the stock price increased from March 1, 2019 to the date of shareholder approval, the fair value of the award was higher than it would have been if the dates had been the same. The assumptions used to estimate the fair value of performance-based restricted stock units granted in 2019 were as follows:

2019
Expected term (years)	0.0 - 0.5
Expected volatility	41.1%
Risk-free interest rate	2.1%
Vesting price(1)	$45.90 - $58.60
Weighted average grant date fair value per share	$39.60 - $48.75

(1)
The vesting price is the average of the daily volume-weighted average share price of our common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant. These hurdles were established on March 1, 2019.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSU activity for 2019 was as follows (units in thousands):

	Number of Units		Weighted Average Grant Date Fair Value Per Share
Unvested RSUs outstanding at beginning of period	22		$49.94
Granted	474	(1)	46.26
Vested	(144)		47.16
Forfeited	(21)		45.65
Unvested RSUs outstanding at end of period	331		$46.15

(1)	Reflects the 2019 RSU Grant at the maximum 200% of the target.

Additional RSU information was as follows:

	2019	2018	2017
Weighted average fair value per share on grant date(1)	$46.26	$49.94	$76.30
Fair value of vested units (in millions)	$6.8	$0.8	$0.8

(1)	The fair value was determined based upon the closing price of our common stock on the effective date of the grant.

Restricted Stock Awards

Restricted stock awards granted are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests annually over a three year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends; however, such dividends would be forfeited in the event the stock does not vest. As a result, these awards are included in our outstanding shares of common stock.

Restricted stock award activity for 2019 was as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock awards outstanding at beginning of period	326	$59.93
Granted	—	—
Vested	(97)	64.04
Forfeited	(21)	57.40
Unvested restricted stock awards outstanding at end of period	208	$58.20

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2019, there were no restricted stock awards granted. During 2018 and 2017, the weighted average grant date fair value of restricted stock awards granted was $61.97 and $60.24 per share, respectively. The fair value of restricted stock awards subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the date of grant. The fair value of restricted stock awards subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds, provided that each grantee remains an employee at the end of the expected term. The range of assumptions used to estimate the fair value of performance-based restricted stock awards granted were as follows:

	2018	2017
Expected term (years)	0.7 - 0.9	0.6 - 0.9
Expected volatility	40.4%	36.9%
Risk-free interest rate	2.4%	1.7%
Vesting price(1)	$91.10 - $99.10	$82.50 - $91.75
Weighted average grant date fair value per share	$48.14 - $52.81	$44.96 - $51.31

(1)
The vesting price is the average of the daily volume-weighted average share price of our common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant.

During 2019, the total fair value of restricted stock awards vested was $6.2 million. The total fair value of restricted stock awards vested was $4.9 million for both 2018 and 2017.

Stock Options

There were no stock option grants or compensation expense for stock options in 2019, 2018 or 2017. We had 13,000 stock options with a weighted average exercise price of $17.23 outstanding at the beginning of 2019 that were all exercised in 2019. The intrinsic value of stock options exercised during each of 2019, 2018 and 2017 was $0.3 million. The aggregate intrinsic value of outstanding and exercisable stock options was $0.2 million at December 31, 2018 and $1.3 million at December 31, 2017.

15.   INCOME TAXES

The components of income from continuing operations before income taxes were as follows:

($ in millions)	2019	2018	2017
Income (loss) before income taxes:
U.S.	$16.3	$43.4	$51.0
Non-U.S.	12.3	4.7	(12.4)
Total income from continuing operations before income taxes	$28.6	$48.1	$38.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the federal statutory corporate income tax rate to our effective income tax rate follows:

($ in millions)	2019		2018		2017
Tax expense at statutory rate	$6.0	21.0%	$10.1	21.0%	$13.5	35.0%
Add (deduct):
Rates different from statutory(1)	(1.3)	(4.5)	(0.9)	(1.9)	2.3	5.9
Statutory income tax change	—	—	2.1	4.4	(7.6)	(19.6)
State income taxes	1.5	5.2	0.8	1.7	3.5	9.1
Nondeductible items	1.3	4.5	1.3	2.7	3.1	7.9
GILTI inclusion(2)	0.2	0.7	1.1	2.3	—	—
Unrecognized tax benefit relating to warrants(3)	—	—	—	—	0.3	0.7
Valuation allowance	5.8	20.3	4.7	9.8	(2.5)	(6.6)
Unrecognized tax benefit	(0.1)	(0.4)	(2.2)	(4.7)	—	—
Other	(1.1)	(3.8)	(0.2)	(0.4)	(0.2)	(0.5)
Income tax expense on continuing operations	$12.3	43.0%	$16.8	34.9%	$12.4	31.9%

(1)	Includes differences between the U.S. federal tax rates and the rates in Canada and the U.S. Virgin Islands.

(2)	In accordance with FASB Staff Q&A, Topic 740, No. 5, we have elected to treat the income tax impact of GILTI as a period cost.

(3)
Non-cash impacts of changes in the derivative liabilities that we had from our warrants that expired in August 2017 were not recognized for purposes of calculating our tax provision; instead, they were treated as an unrecognized tax benefit.  Further, exercises of the warrants were also treated as an unrecognized tax benefit for purposes of calculating our tax provision.

We operate under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2030, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes $1.6 million and $1.0 million for 2019 and 2018, respectively, and reduced the tax benefit of foreign losses by $2.4 million for 2017. The tax holiday benefited diluted earnings per share by $0.10 and $0.06 in 2019 and 2018, respectively, and lowered diluted earnings per share by $0.14 in 2017.

The amounts of our consolidated federal and state income tax expense (benefit) from continuing operations were as follows:

($ in millions)	2019	2018	2017
Current:
U.S. Federal	$(1.9)	$2.2	$8.9
U.S. State	1.9	(0.2)	7.0
Non-U.S.	0.1	0.2	(0.1)
	0.1	2.2	15.8
Deferred:
U.S. Federal	$9.6	$14.2	$(0.6)
U.S. State	0.6	(0.2)	(3.5)
Non-U.S.	2.0	0.6	0.7
	12.2	14.6	(3.4)
Income tax expense on continuing operations	$12.3	$16.8	$12.4

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  Our deferred income tax liabilities and assets were as follows:

	December 31,
($ in millions)	2019	2018
Deferred tax assets:
Goodwill and other intangibles	$8.3	$8.4
Inventory	1.3	2.8
Accrued insurance	5.2	4.6
Stock compensation	3.5	2.5
Interest limitation carryover	10.4	6.6
Start-up acquisition costs	2.8	2.7
Other accrued expenses	3.4	3.4
Operating lease liabilities	18.1	—
Net operating loss ("NOL") carryforwards	11.3	8.4
Property, plant and equipment, net - Polaris	3.3	2.9
Other	1.9	3.7
Total gross deferred tax assets	69.5	46.0
Valuation allowance	(15.1)	(9.2)
Net deferred tax assets	54.4	36.8
Deferred income tax liabilities:
Property, plant and equipment, net - non-Polaris	(56.4)	(46.1)
Partnership outside basis	(28.2)	(26.7)
Depletion	—	(1.6)
Operating lease assets	(17.9)	—
Other	(2.2)	(0.4)
Total gross deferred tax liabilities	(104.7)	(74.8)
Net deferred tax liability(1)	$(50.3)	$(38.0)

(1)
At December 31, 2019, our state deferred tax asset of $4.5 million was classified as a non-current asset, and our U.S. and foreign deferred tax liability of $54.8 million was classified as a non-current liability. At December 31, 2018, our state deferred tax asset of $5.1 million was classified as a non-current asset, and our U.S. and foreign deferred tax liability of $43.1 million was classified as a non-current liability.

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

The Company recorded provisional income tax benefits of $7.6 million in 2017 related to the impact of the Tax Act on our deferred tax balances for the change in tax rate and executive compensation payable in future years. As allowed by SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” we completed our accounting for the income tax effects of the Tax Act in 2018 and recognized a $2.1 million reduction of the provisional income tax benefit.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we had valuation allowances as of December 31, 2019 and 2018 in the amounts of $15.1 million and $9.2 million, respectively, for certain deferred tax assets due to the uncertainty regarding their ultimate realization.  In 2018, we established a valuation allowance of $6.6 million related to the interest expense limitation carryfoward attribute, resulting from the Tax Act, which we do not believe is more likely than not to be realized under the current interpretation of the applicable statute. As of December 31, 2019, the valuation allowance related to the interest expense limitation carryforward was $10.4 million.

As of December 31, 2019, the Company had NOL carryforwards related to tax losses in Canada and the U.S. that may be used to reduce future taxable income. The Canadian NOL carryforwards were approximately $9.9 million as of December 31, 2019, and expire at various dates from 2032 to 2039. The U.S federal NOL carryforwards were approximately $10.7 million as of December 31, 2019, and expire at various dates from 2028 to 2037. The deferred tax assets associated with state NOL carryforwards were approximately $6.4 million as of December 31, 2019, and the underlying state NOL carryforwards expire at various dates from 2020 to 2039. We maintain a valuation allowance of $4.7 million for certain NOL carryforwards because of the uncertainty of their recovery.

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

At December 31, 2019, we had unrecognized tax benefits of $12.3 million, including accrued penalties and interest, of which, $11.5 million would impact the effective tax rate if recognized. The unrecognized tax benefits were primarily included as components of other long-term obligations and deferred credits and deferred income taxes. We recorded interest and penalties related to unrecognized tax benefits, which were included in income tax expense in our consolidated statements of operations of $0.2 million in 2019, $0.2 million in 2018 and $0.4 million in 2017.  Total accrued penalties and interest at December 31, 2019 and 2018 were approximately $1.0 million and $1.1 million, respectively, which were included in the related tax liability in our consolidated balance sheets. It is reasonably possible that our unrecognized tax benefits could significantly decrease within the next twelve months should the U.S. Department of Treasury issue final regulations, with respect to the interest expense limitation, that remove certain unfavorable interpretations of the applicable statute.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2019	2018	2017
Unrecognized tax benefits at January 1	$4.6	$6.2	$43.0
Additions for tax positions related to current year	0.5	0.5	6.8
Additions for tax positions related to prior year	7.4	—	—
Reductions - current year decrease	—	—	(5.4)
Reductions - prior year decrease	(1.2)	—	(38.2)
Lapse of statute of limitations	—	(2.1)	—
Unrecognized tax benefits at December 31	$11.3	$4.6	$6.2

We recorded $0.4 million of unrecognized tax benefits in 2017 related to our warrants that expired in August 2017, due to uncertainty about their deductibility for federal and state income tax purposes. Approximately $39.8 million of unrecognized tax benefits related to warrants were released in 2017 upon the expiration of the warrants, the tax effect of which was generally offset by the write-off of the related deferred tax asset.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We conduct business in the U.S., Canada and the U.S. Virgin Islands, and U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S., Canada, U.S. Virgin Islands and various provincial, state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S., Canada, U.S. Virgin Islands and the provincial, state and local jurisdictions in which we conduct business. With few exceptions, we are no longer subject to U.S. federal, state or local tax examinations or such examinations by the U.S. Virgin Islands for years before 2016. With few exceptions, we are no longer subject to Canadian federal or provincial tax examinations for years before 2015. Currently, the Canadian Revenue Agency is conducting an active examination in connection with our acquisition of Polaris in 2017. The resolution of this audit is still pending. Texas has concluded their audit of our tax years 2013 to 2015, with regards to the margin tax. Although the audit liability has been paid, we continue to contest the state's position.

16. EARNINGS PER SHARE

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations:

(in millions)	2019	2018	2017
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to U.S. Concrete	$14.9	$30.0	$26.1
Loss from discontinued operations, net of taxes	—	—	(0.6)
Net income attributable to U.S. Concrete	$14.9	$30.0	$25.5

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	16.4	16.5	15.9
Restricted stock awards and RSUs	—	—	0.1
Warrants	—	—	0.6
Diluted weighted average common shares outstanding	16.4	16.5	16.6

Potentially dilutive shares totaling 0.3 million in 2019, 0.2 million in 2018, and 0.1 million in 2017 were excluded from the diluted earnings per share calculations. They related to unvested restricted stock awards and RSUs, and were excluded because of their anti-dilutive effect or their associated performance targets had not been met.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of February 25, 2020, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2019.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2019.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of February 25, 2020, there were no material pending claims related to such indemnification.

Royalty Assessment

In 2014, Eagle Rock was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris’s quarrying lease for the Eagle Rock Quarry project. In 2016, Eagle Rock was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, Eagle Rock was notified of interest charges. While the Company had previously disputed the claim, Eagle Rock settled the claim in May 2019 for CAD $4.0 million and entered into a repayment agreement that extended the payment terms, as defined.

Eminent Domain Matter

In 2018, we incurred $0.7 million of expenses to dismantle and move a ready-mixed concrete plant and office to another location, because the District of Columbia exercised its power of eminent domain over the former site. We incurred certain additional expenditures that were capitalized for the new facilities. In 2019, we received $5.3 million, net of attorney's fees, from the District of Columbia as reimbursement for our costs, which is reported in other income, net, in our consolidated statement of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million to $2.0 million for workers' compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation.  We record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, aggregated $23.3 million as of December 31, 2019 and $20.4 million as of December 31, 2018.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $14.4 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2019. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

18.   EMPLOYEE SAVINGS PLANS AND MULTI-EMPLOYER PENSION PLANS

Employee Savings Plans

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount Internal Revenue Service (“IRS”) regulations permit.  We match 100% of the first 5% of pay contributed by the employee. Matching contributions vest immediately. The match was $6.0 million in 2019, $5.9 million in 2018 and $4.8 million in 2017, and was predominantly included in selling, general and administrative expenses in the consolidated statements of operations.

We also maintain a non-qualified contribution retirement plan (“Non-Qualified Savings Plan”) covering highly compensated employees, as defined in the plan. This plan allows eligible employees to defer receipt of up to 75% of their base compensation and 75% of their annual bonus. We do not match contributions to this plan.

Contributions under both plans may be invested in various investment funds at the employee's discretion. Such contributions, including the Company's matching contributions described above, may not be invested in the Company's common stock.

At inception of the Non-Qualified Savings Plan, the Company established a rabbi trust to fund the plan's obligations. The market value of the trust assets for the Non-Qualified Savings Plan was $2.1 million as of December 31, 2019 and $2.6 million as of December 31, 2018 and was included in other assets in our consolidated balance sheets. The related liability to the participants is included in other long-term obligations and deferred credits in our consolidated balance sheets.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis. As of December 31, 2019, 1,079 of our employees, or 34.0% of our workforce, were represented by labor unions having collective bargaining agreements with us.  As of December 31, 2019, 432 of our employees, or 13.6% of our workforce, were represented by labor unions having collective bargaining agreements that will expire within one year.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We were not required to record a liability in 2019 or 2018 for full or partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 17.

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

Pension Fund	EIN/PPN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2019	2018		2019	2018	2017
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$6.2	$5.9	$5.3	No	6/30/2020 to 8/27/2023
Local 282 Pension Trust Fund	11-6245313/001	Green	Green	No	4.3	4.4	4.8	No	6/30/2020 to 6/30/2024
Pension Trust Fund For Operating Engineers	94-6090764/001	Orange	Red	No	1.2	1.2	1.1	No	6/30/2021
Trucking Employees of North Jersey Pension Fund	22-6063702/001	Red	Red	Yes	0.7	0.6	0.7	No	4/30/2023
Other (1)	Various	Various	Various	Various	2.1	2.0	1.9	No	4/30/2018 to 7/31/2024
Total					$14.5	$14.1	$13.8

(1)	We were actively negotiating the Collective Bargaining Agreement for two of these plans as of December 31, 2019.
At the date these consolidated financial statements were issued, Forms 5500 were generally not available for the 2019 plan year. Based on the most recent Forms 5500 available for each multi-employer pension plan, our 2018 and 2017 contributions for the Local 282 Pension Trust Fund and the Trucking Employees of North Jersey Pension Fund represented more than 5% of total contributions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.   QUARTERLY SUMMARY (unaudited)

	2019
($ in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$333.1	$367.5	$408.9	$369.2
Operating income	$7.9	$6.0	$33.3	$18.0
Net income (loss)	$(2.6)	$0.9	$13.6	$4.4
Net income (loss) attributable to U.S. Concrete	$(2.7)	$0.7	$13.0	$3.9
Net income (loss) per share attributable to U.S. Concrete - basic	$(0.16)	$0.04	$0.79	$0.24
Net income (loss) per share attributable to U.S. Concrete - diluted	$(0.16)	$0.04	$0.79	$0.23

	2018
($ in millions except per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$327.8	$404.2	$404.3	$370.1
Operating income	$7.6	$30.6	$35.0	$16.7
Net income (loss)	$(3.9)	$16.3	$15.8	$3.1
Net income (loss) attributable to U.S. Concrete	$(3.9)	$16.3	$15.6	$2.0
Net income (loss) per share attributable to U.S. Concrete - basic	$(0.23)	$0.99	$0.95	$0.12
Net income (loss) per share attributable to U.S. Concrete - diluted	$(0.23)	$0.99	$0.94	$0.12

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

During the fourth quarter of 2019, we recorded an incremental $6.0 million expense as compared to the fourth quarter of 2018 for increased self-insurance reserves for certain workers' compensation losses, which primarily resulted from adverse claim development during the year for certain unexpected large claims. During the third quarter of 2018, we recorded a $14.6 million pre-tax gain from the divestitures of our Dallas-Fort Worth area lime operations and an aggregates property in Michigan.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York City, New Jersey, Philadelphia, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry (until we divested it on September 5, 2018), ARIDUS® Rapid Drying Concrete technology, brokered product sales and a recycled aggregates operation.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our income from continuing operations, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, an eminent domain matter, and hurricane-related gains/losses, net. Acquisition-related costs include fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth certain financial information relating to our continuing operations by reportable segment ($ in millions):

	2019	2018	2017
Revenue:
Ready-mixed concrete
Sales to external customers	$1,278.6	$1,306.5	$1,213.0
Aggregate products
Sales to external customers	141.7	136.5	49.8
Intersegment sales	53.5	46.1	40.9
Total aggregate products	195.2	182.6	90.7
Total reportable segment revenue	1,473.8	1,489.1	1,303.7
Other products and eliminations	4.9	17.3	32.3
Total revenue	$1,478.7	$1,506.4	$1,336.0

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$157.7	$179.2	$185.8
Aggregate products	53.8	41.6	27.2
Total reportable segment Adjusted EBITDA	$211.5	$220.8	$213.0

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income From Continuing Operations:
Total reportable segment Adjusted EBITDA	$211.5	$220.8	$213.0
Other products and eliminations income from operations	3.3	21.7	10.8
Corporate overhead	(59.5)	(54.9)	(56.3)
Depreciation, depletion and amortization for reportable segments	(86.1)	(85.8)	(63.1)
Interest expense, net	(46.1)	(46.4)	(42.1)
Eminent domain matter	5.3	(0.7)	—
Hurricane-related gains (losses) for reportable segments, net	2.1	0.8	(3.0)
Change in value of contingent consideration for reportable segments	(2.8)	—	(7.9)
Loss on mixer truck fire	(0.7)	—	—
Litigation settlement costs	(0.3)	(2.1)	—
Acquisition-related costs, net	1.0	(1.4)	—
Impairment of goodwill and other assets	—	(1.3)	(6.2)
Quarry dredge costs for specific event for reportable segments	—	(1.1)	(3.4)
Purchase accounting adjustments for inventory	—	(0.8)	(1.3)
Corporate derivative loss	—	—	(0.8)
Corporate, other products and eliminations other loss (income), net	0.9	(0.7)	(1.1)
Income from continuing operations before income taxes	28.6	48.1	38.6
Income tax expense	12.3	16.8	12.4
Income from continuing operations	$16.3	$31.3	$26.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2019	2018	2017
Capital Expenditures:
Ready-mixed concrete	$18.0	$24.0	$21.7
Aggregate products	23.6	13.8	18.9
Other products and corporate	1.1	2.1	2.1
Total capital expenditures	$42.7	$39.9	$42.7

	2019	2018	2017
Revenue by Product:
Ready-mixed concrete	$1,278.6	$1,306.5	$1,213.0
Aggregate products	141.7	136.5	49.8
Aggregates distribution	22.5	22.7	30.6
Building materials	28.9	26.2	24.4
Lime	—	7.4	9.9
Hauling	4.3	4.8	5.6
Other	2.7	2.3	2.7
Total revenue	$1,478.7	$1,506.4	$1,336.0

	December 31,
	2019	2018	2017
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$286.4	$295.5	$266.6
Aggregate products	359.6	355.0	342.1
Other products and corporate	27.5	29.7	27.6
Total identifiable assets	$673.5	$680.2	$636.3

21.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect wholly owned domestic subsidiary of the Company, except as described below, each a guarantor subsidiary. Neither the net book value nor the purchase price of any of our recently acquired guarantor subsidiaries were 20% or more of the aggregate principal amount of our 2024 Notes. The 2024 Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company (or any of their subsidiaries), our U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X.

The following condensed consolidating financial information present, in separate columns, financial information for (1) the Company, as Parent on a parent only basis, (2) the guarantor subsidiaries on a combined basis, (3) the non-guarantor subsidiaries on a combined basis, (4) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis and (5) the Company on a consolidated basis.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$29.0	$11.6	$—	$40.6
Trade accounts receivable, net	—	216.6	16.5	—	233.1
Inventories	—	45.9	13.1	—	59.0
Other receivables	15.1	6.3	0.3	(13.3)	8.4
Prepaid expenses and other	—	7.3	0.6	—	7.9
Intercompany receivables	8.9	—	0.3	(9.2)	—
Total current assets	24.0	305.1	42.4	(22.5)	349.0
Property, plant and equipment, net	—	470.3	203.2	—	673.5
Operating lease assets	—	55.8	14.0	—	69.8
Goodwill	—	155.7	83.8	—	239.5
Intangible assets, net	—	88.2	4.2	—	92.4
Investment in subsidiaries	642.6	—	—	(642.6)	—
Long-term intercompany receivables	281.8	—	5.3	(287.1)	—
Other assets	—	8.0	1.1	—	9.1
Total assets	$948.4	$1,083.1	$354.0	$(952.2)	$1,433.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$134.4	$2.0	$—	$136.4
Accrued liabilities	4.3	64.0	8.5	(13.3)	63.5
Current maturities of long-term debt	0.3	31.7	0.5	—	32.5
Current operating lease liabilities	—	11.2	1.7	—	12.9
Intercompany payables	—	—	9.2	(9.2)	—
Total current liabilities	4.6	241.3	21.9	(22.5)	245.3
Long-term debt, net of current maturities	600.4	52.9	1.5	—	654.8
Long-term operating lease liabilities	—	47.1	12.6	—	59.7
Other long-term obligations and deferred credits	—	44.2	4.9	—	49.1
Deferred income taxes	—	28.9	25.9	—	54.8
Long-term intercompany payables	—	170.4	116.7	(287.1)	—
Total liabilities	605.0	584.8	183.5	(309.6)	1,063.7
Total shareholders' equity	343.4	498.3	144.3	(642.6)	343.4
Non-controlling interest	—	—	26.2	—	26.2
Total equity	343.4	498.3	170.5	(642.6)	369.6
Total liabilities and equity	$948.4	$1,083.1	$354.0	$(952.2)	$1,433.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10.8	$9.2	$—	$20.0
Trade accounts receivable, net	—	219.7	6.9	—	226.6
Inventories	—	42.4	8.8	—	51.2
Other receivables	11.1	7.0	0.3	—	18.4
Prepaid expenses and other	—	7.1	0.8	—	7.9
Intercompany receivables	9.7	—	0.3	(10.0)	—
Total current assets	20.8	287.0	26.3	(10.0)	324.1
Property, plant and equipment, net	—	468.3	211.9	—	680.2
Goodwill	—	155.5	83.8	—	239.3
Intangible assets, net	—	111.8	4.8	—	116.6
Investment in subsidiaries	604.1	—	—	(604.1)	—
Long-term intercompany receivables	308.9	—	1.1	(310.0)	—
Other assets	—	10.8	0.3	—	11.1
Total assets	$933.8	$1,033.4	$328.2	$(924.1)	$1,371.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$122.4	$3.4	$—	$125.8
Accrued liabilities	4.7	83.2	8.4	—	96.3
Current maturities of long-term debt	0.3	29.9	0.6	—	30.8
Intercompany payables	—	—	10.0	(10.0)	—
Total current liabilities	5.0	235.5	22.4	(10.0)	252.9
Long-term debt, net of current maturities	615.5	67.6	0.2	—	683.3
Other long-term obligations and deferred credits	0.9	51.0	2.9	—	54.8
Deferred income taxes	—	22.4	20.7	—	43.1
Long-term intercompany payables	—	188.7	121.3	(310.0)	—
Total liabilities	621.4	565.2	167.5	(320.0)	1,034.1
Total shareholder's equity	312.4	468.2	135.9	(604.1)	312.4
Non-controlling interest	—	—	24.8	—	24.8
Total equity	312.4	468.2	160.7	(604.1)	337.2
Total liabilities and equity	$933.8	$1,033.4	$328.2	$(924.1)	$1,371.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,361.2	$117.5	$—	$1,478.7
Cost of goods sold before depreciation, depletion and amortization	—	1,107.6	80.0	—	1,187.6
Selling, general and administrative expenses	—	122.6	7.4	—	130.0
Depreciation, depletion and amortization	—	78.2	15.0	—	93.2
Change in value of contingent consideration	—	2.8	—	—	2.8
Gain on sale/disposal of assets and business, net	—	(0.1)	—	—	(0.1)
Operating income	—	50.1	15.1	—	65.2
Interest expense, net	39.7	3.6	2.8	—	46.1
Other income, net	—	(7.9)	(1.6)	—	(9.5)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(39.7)	54.4	13.9	—	28.6
Income tax expense (benefit)	(15.1)	24.3	3.1	—	12.3
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(24.6)	30.1	10.8	—	16.3
Equity in earnings of subsidiaries	39.5	—	—	(39.5)	—
Net income (loss)	14.9	30.1	10.8	(39.5)	16.3
Less: Net income attributable to non-controlling interest	—	—	(1.4)	—	(1.4)
Net income (loss) attributable to U.S. Concrete	$14.9	$30.1	$9.4	$(39.5)	$14.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,394.4	$112.0	$—	$1,506.4
Cost of goods sold before depreciation, depletion and amortization	—	1,130.8	81.4	—	1,212.2
Selling, general and administrative expenses	—	118.5	8.0	—	126.5
Depreciation, depletion and amortization	—	76.2	15.6	—	91.8
Change in value of contingent consideration	0.1	(0.1)	—	—	—
Impairment of assets	—	1.3	—	—	1.3
Loss (gain) on sale/disposal of assets and business, net	—	(15.5)	0.2	—	(15.3)
Operating income (loss)	(0.1)	83.2	6.8	—	89.9
Interest expense, net	39.5	3.7	3.2	—	46.4
Other expense (income), net	1.2	(3.7)	(2.1)	—	(4.6)
Income (loss) before income taxes and equity in earnings of subsidiaries	(40.8)	83.2	5.7	—	48.1
Income tax expense (benefit)	(4.5)	18.4	2.9	—	16.8
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(36.3)	64.8	2.8	—	31.3
Equity in earnings of subsidiaries	66.3	—	—	(66.3)	—
Net income (loss)	30.0	64.8	2.8	(66.3)	31.3
Less: Net income attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to U.S. Concrete	$30.0	$64.8	$1.5	$(66.3)	$30.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,311.6	$24.4	$—	$1,336.0
Cost of goods sold before depreciation, depletion and amortization	—	1,034.3	22.3	—	1,056.6
Selling, general and administrative expenses	—	115.4	3.8	—	119.2
Depreciation, depletion and amortization	—	64.1	3.7	—	67.8
Change in value of contingent consideration	0.9	7.0	—	—	7.9
Impairment of goodwill and other assets	—	—	6.2	—	6.2
Gain on sale/disposal of assets and business, net	—	(0.7)	—	—	(0.7)
Operating income (loss)	(0.9)	91.5	(11.6)	—	79.0
Interest expense, net	39.9	1.6	0.6	—	42.1
Derivative loss	0.8	—	—	—	0.8
Other income, net	—	(2.5)	—	—	(2.5)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(41.6)	92.4	(12.2)	—	38.6
Income tax expense (benefit)	(16.3)	29.0	(0.3)	—	12.4
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(25.3)	63.4	(11.9)	—	26.2
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(0.6)	—	—	(0.6)
Net income (loss) before equity in earnings of subsidiaries	(25.3)	62.8	(11.9)	—	25.6
Equity in earnings of subsidiaries	50.8	—	—	(50.8)	—
Net income (loss)	25.5	62.8	(11.9)	(50.8)	25.6
Less: Net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to U.S. Concrete	$25.5	$62.8	$(12.0)	$(50.8)	$25.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2019
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(42.3)	$147.2	$15.9	$18.0	$138.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(39.1)	(3.6)	—	(42.7)
Proceeds from sale of businesses and property, plant and equipment	—	2.9	—	—	2.9
Proceeds from eminent domain matter and property insurance claims	—	5.3	0.7	—	6.0
Investment in subsidiaries	1.0	—	—	(1.0)	—
Net cash provided by (used in) investing activities	1.0	(30.9)	(2.9)	(1.0)	(33.8)
Cash flows from financing activities:
Proceeds from revolver borrowings	353.5	—	—	—	353.5
Repayments of revolver borrowings	(368.5)	—	—	—	(368.5)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Payments of other long-term obligations	(0.7)	(32.7)	—	—	(33.4)
Payments for finance leases, promissory notes and other	(0.3)	(31.8)	(0.7)	—	(32.8)
Shares redeemed for employee income tax obligations	(3.2)	—	—	—	(3.2)
Intercompany funding	60.3	(33.6)	(9.7)	(17.0)	—
Net cash provided by (used in) financing activities	41.3	(98.1)	(10.4)	(17.0)	(84.2)
Effect of exchange rates on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	—	18.2	2.4	—	20.6
Cash and cash equivalents at beginning of period	—	10.8	9.2	—	20.0
Cash and cash equivalents at end of period	$—	$29.0	$11.6	$—	$40.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2018
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(32.5)	$156.5	$1.9	$(3.1)	$122.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.9)	(4.0)	—	(39.9)
Payments for acquisitions, net of cash acquired	—	(72.3)	—	—	(72.3)
Proceeds from sale of businesses and property, plant and equipment	—	20.7	—	—	20.7
Purchase of environmental credits	—	—	(2.8)	—	(2.8)
Proceeds from property insurance claims	—	1.6	1.0	—	2.6
Investment in subsidiaries	6.5	—	—	(6.5)	—
Net cash provided by (used in) investing activities	6.5	(85.9)	(5.8)	(6.5)	(91.7)
Cash flows from financing activities:
Proceeds from revolver borrowings	431.2	—	—	—	431.2
Repayments of revolver borrowings	(425.2)	—	—	—	(425.2)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Payments of other long-term obligations	(2.2)	(3.7)	—	—	(5.9)
Payments for finance leases, promissory notes and other	—	(28.5)	(1.1)	—	(29.6)
Payments for Share Repurchase Program	(6.7)	—	—	—	(6.7)
Shares redeemed for employee income tax obligations	(1.9)	—	—	—	(1.9)
Other proceeds	—	4.6	—	—	4.6
Intercompany funding	30.7	(39.2)	(1.1)	9.6	—
Net cash provided by (used in) financing activities	26.0	(66.8)	(2.2)	9.6	(33.4)
Effect of exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	—	3.8	(6.4)	—	(2.6)
Cash and cash equivalents at beginning of period	—	7.0	15.6	—	22.6
Cash and cash equivalents at end of period	$—	$10.8	$9.2	$—	$20.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
2017
($ in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(30.1)	$114.5	$(4.9)	$15.3	$94.8
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(40.0)	(2.7)	—	(42.7)
Payments for acquisitions, net of cash acquired	(236.1)	(59.0)	—	—	(295.1)
Proceeds from sale of businesses and property, plant and equipment	—	3.5	—	—	3.5
Investment in subsidiaries	(1.8)	—	—	1.8	—
Net cash provided by (used in) investing activities	(237.9)	(95.5)	(2.7)	1.8	(334.3)
Cash flows from financing activities:
Proceeds from revolver borrowings	54.4	—	—	—	54.4
Repayments of revolver borrowings	(45.4)	—	—	—	(45.4)
Proceeds from issuance of debt	211.5				211.5
Proceeds from warrant and stock option exercises	2.7	—	—	—	2.7
Payments of other long-term obligations	(4.2)	(4.8)	—	—	(9.0)
Payments for finance leases, promissory notes and other	—	(20.2)	(0.1)	—	(20.3)
Debt issuance costs	(4.5)	—	—	—	(4.5)
Shares redeemed for employee income tax obligations	(3.1)	—	—	—	(3.1)
Intercompany funding	56.6	(62.6)	23.1	(17.1)	—
Net cash provided by (used in) financing activities	268.0	(87.6)	23.0	(17.1)	186.3
Net increase (decrease) in cash and cash equivalents	—	(68.6)	15.4	—	(53.2)
Cash and cash equivalents at beginning of period	—	75.6	0.2		75.8
Cash and cash equivalents at end of period	$—	$7.0	$15.6	$—	$22.6

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.   SUBSEQUENT EVENT

Acquisition of Aggregates Company in New York

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram”) for $142.0 million, subject to certain post-closing adjustments (the “Acquisition”). Coram is a sand and gravel products provider located on Long Island, New York. Coram’s operations supply natural sand to the New York City area, which is used in concrete and other applications across industry sectors and within all construction categories. Coram owns approximately 41.9 million tons of proven and permitted reserves and approximately 7.5 million tons of proven, but unpermitted reserves. The Acquisition increases the vertical integration of our New York City operations. We funded the purchase price for the Acquisition by borrowing $140.0 million on our Revolving Facility, and we have additional committed financing to further support our liquidity needs. We will seek to refinance or replace this borrowing as conditions permit. The remaining $2.0 million of the purchase price will be paid over the next two years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on Internal Control over Financial Reporting

We have audited U.S. Concrete, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, U.S. Concrete, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2020

Item 9B.  Other Information

Not applicable.

PART III

Except as otherwise indicated in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”). We intend to file our 2020 Proxy Statement with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2019.

Item 10.   Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees,” and “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.  Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2020 Proxy Statement, which is incorporated in this Item by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2020 Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2019, the indicated information regarding equity compensation to our employees, officers, directors and other persons under the Long Term Incentive Plan, as amended (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	515

Item 13.  Certain Relationships and Related Transactions and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the 2020 Proxy Statement, which is incorporated in this Item by this reference.

Item 14.  Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred for Services by the Principal Accountant” in the 2020 Proxy Statement, which is incorporated in this Item by this reference.

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

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 94-96 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	February 25, 2020	By:	/s/ William J. Sandbrook
William J. Sandbrook
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ William J. Sandbrook	Chairman and Chief Executive Officer
William J. Sandbrook	(Principal Executive Officer)

/s/ John E. Kunz	Senior Vice President and Chief Financial Officer
John E. Kunz	(Principal Financial Officer)

/s/ Gibson T. Dawson	Vice President, Corporate Controller and Chief Accounting Officer
Gibson T. Dawson	(Principal Accounting Officer)

/s/ Susan M. Ball	Director
Susan M. Ball

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.5	—Description of Capital Stock
10.1*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.2*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.3*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.4*†	—Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 9, 2019 (File No. 001-34530)).
10.5*†
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

10.8*†	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 0001-34530)).
10.9*†	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.10*†	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.11*†	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-34530)).
10.12*†	—Amendment to the U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2019 (File No. 001-34530)).
10.13*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2013 (File No. 001-34530)).

Exhibit Number	Description
10.14*†
—U.S. Concrete, Inc. Management Equity Incentive Plan effective January 1, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.15*†
—Executive Severance Agreement dated August 1, 2013 by and between U.S. Concrete, Inc. and Paul M. Jolas (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.16*
—Subscription Agreement, dated as of April 1, 2015, by and among U.S. Concrete Inc., Ferrara Family Holdings, Inc. and the beneficial owners of Ferrara Family Holdings, Inc. named therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015 (File No. 001-34530).

10.17*
—Amended and Restated Limited Liability Company Agreement of Ferrara Bros., LLC, effective as of April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-34530)).

10.18*+
—Ferrara Bros., LLC Class B Incentive Interests Award Agreement, effective as of April 11, 2015, between Ferrara Bros., LLC and 2G FB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-34530)).

10.19*†	—Offer Letter to Ronnie Pruitt, dated October 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).
10.20*
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Ronnie Pruitt, dated October 26, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).

10.21*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and Ronnie Pruitt, dated October 26, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).

10.22*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
10.23*†
—Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2017 (File No. 001-34530)).

10.24*†
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

10.25*	—Offer Letter to John Kunz, dated September 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).
10.26*
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.27*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated February 1, 2016, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.28*†	—Form of Restricted Stock Agreement (Employee Form)
10.29*†	—Form of Restricted Stock Unit Agreement (Canadian Employee/Taxpayer Form)
10.30*†	—Form of Restricted Stock Unit Agreement (Directors)
10.31*†	—Employment Agreement with Scott Dryden, dated February 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 7, 2018 (File No. 001-34530))
10.32*
—Executive Transition Agreement, dated February 12, 2020 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2020 (File No. 001-34530)).

21.1	—Subsidiaries.
23.1	—Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).

Exhibit Number	Description
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosure.
101.INS	—Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.