Form 10-Q
period 2020-03-31
U.S. CONCRETE, INC.
filed 2020-05-05
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

There were 16,672,101 shares of common stock, par value $0.001 per share, of the registrant outstanding as of April 23, 2020.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$26.4	$40.6
Trade accounts receivable, net of allowances of $8.1 as of March 31, 2020 and $4.0 as of December 31, 2019	215.2	233.1
Inventories	69.2	59.0
Other receivables, net	13.1	8.4
Prepaid expenses and other	8.7	7.9
Total current assets	332.6	349.0
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $306.6 as of March 31, 2020 and $289.9 as of December 31, 2019	804.0	673.5
Operating lease assets	71.7	69.8
Goodwill	239.5	239.5
Intangible assets, net	87.1	92.4
Other assets	8.2	9.1
Total assets	$1,543.1	$1,433.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136.2	$136.4
Accrued liabilities	71.0	63.5
Current maturities of long-term debt	27.3	32.5
Current operating lease liabilities	13.7	12.9
Total current liabilities	248.2	245.3
Long-term debt, net of current maturities	762.6	654.8
Long-term operating lease liabilities	61.0	59.7
Other long-term obligations and deferred credits	49.5	49.1
Deferred income taxes	55.7	54.8
Total liabilities	1,177.0	1,063.7
Commitments and contingencies (Note 14)
Equity:
Additional paid-in capital	355.9	348.9
Retained earnings	24.7	31.1
Treasury stock, at cost	(37.7)	(36.6)
Total shareholders' equity	342.9	343.4
Non-controlling interest	23.2	26.2
Total equity	366.1	369.6
Total liabilities and equity	$1,543.1	$1,433.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$334.4	$333.1
Cost of goods sold before depreciation, depletion and amortization	273.9	268.4
Selling, general and administrative expenses	33.7	32.1
Depreciation, depletion and amortization	23.4	22.8
Change in value of contingent consideration	0.3	1.0
Loss on sale/disposal of assets, net	—	0.9
Operating income	3.1	7.9
Interest expense, net	11.4	11.6
Other income, net	(0.6)	(0.4)
Income (loss) before income taxes	(7.7)	(3.3)
Income tax expense (benefit)	(4.9)	(0.7)
Net income (loss)	(2.8)	(2.6)
Less: Net income attributable to non-controlling interest	(0.3)	(0.1)
Net income (loss) attributable to U.S. Concrete	$(3.1)	$(2.7)

Earnings (loss) per share attributable to U.S. Concrete:
Basic	$(0.19)	$(0.16)
Diluted	$(0.19)	$(0.16)

Weighted average shares outstanding:
Basic	16.5	16.3
Diluted	16.5	16.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)
(Unaudited)

	# of Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	16.6	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	1.7	—	(1.1)	0.6	—	0.6
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Net income (loss)	—	—	(2.7)	—	(2.7)	0.1	(2.6)
March 31, 2019	16.6	$331.5	$13.5	$(34.5)	$310.5	$24.9	$335.4

December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes (Note 2)	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest (Note 9)	—	3.3	—	—	3.3	(3.3)	—
Stock-based compensation	—	3.7	—	(1.1)	2.6	—	2.6
Net income (loss)	—	—	(3.1)	—	(3.1)	0.3	(2.8)
March 31, 2020	16.7	$355.9	$24.7	$(37.7)	$342.9	$23.2	$366.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2.8)	$(2.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.4	22.8
Amortization of debt issuance costs	0.4	0.4
Change in value of contingent consideration	0.3	1.0
Loss on sale/disposal of assets, net	—	0.9
Deferred income taxes	2.2	2.2
Provision for doubtful accounts and customer disputes	0.3	0.4
Stock-based compensation	3.7	1.7
Other, net	(0.8)	(0.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	15.1	0.6
Inventories	(0.2)	0.7
Prepaid expenses and other current assets	(5.2)	(3.5)
Other assets and liabilities	0.3	(1.0)
Accounts payable and accrued liabilities	7.3	(1.2)
Net cash provided by operating activities	44.0	21.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7.3)	(7.2)
Payments for acquisitions, net of cash acquired	(140.2)	—
Proceeds from sale of businesses and property, plant and equipment	0.2	0.4
Net cash used in investing activities	(147.3)	(6.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	170.2	76.3
Repayments of revolver borrowings	(79.9)	(74.8)
Proceeds from stock option exercises	—	0.2
Payments of other long-term obligations	(2.9)	(3.7)
Payments for finance leases, promissory notes and other	(8.4)	(8.1)
Proceeds from finance lease	12.2	—
Debt issuance costs	(1.0)	—
Shares redeemed for employee income tax obligations	(1.1)	(1.1)
Net cash provided by (used in) financing activities	89.1	(11.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14.2)	3.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40.6	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26.4	$23.9

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$1.7	$1.7
Net cash paid for income taxes	$0.1	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$9.7	$1.3
Acquisitions funded by deferred consideration	$1.7	$—
Transfer of non-controlling interest	$3.3	$—

There were approximately $0.6 million of accounts payable owed by the Company that were effectively settled as part of the Coram Acquisition, as defined in Note 3 to these condensed consolidated financial statements, which were eliminated in consolidation in 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company," or "U.S. Concrete") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K").  In the opinion of our management, all material adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. All adjustments are of a normal or recurring nature. All amounts are presented in United States dollars, unless otherwise noted. Certain computations may be impacted by the effect of rounding in this report. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our business combinations, goodwill, intangibles, accruals for self-insurance, income taxes, valuation of contingent consideration, allowance of doubtful accounts, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

2.	RECENT ACCOUNTING PRONOUNCEMENTS, SEC FINANCIAL DISCLOSURE REQUIREMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Credit Losses. As of January 1, 2020, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification 326, "Current Expected Credit Losses" ("ASC 326"). While the prior accounting rules used a model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable, ASC 326 requires entities to use a forward-looking approach based on expected losses, which when applied may result in the earlier recognition of allowances for losses. As required by the standard, upon adoption we applied the model on a prospective basis and recorded a cumulative-effect adjustment, net of taxes, of $3.3 million to opening retained earnings for the impact of the addition to the allowance for doubtful accounts.

Fair Value Measurements. As of January 1, 2020, we adopted a FASB update to disclosure requirements for fair value measurement, which removed, modified and added certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The adoption of this update did not have a material impact on the consolidated financial statements. See Note 10 for additional information.

Subsidiary Guarantees. In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Notes to Condensed Consolidated Financial Statements to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies Update--Accounts Receivable.  Accounts receivable consist primarily of receivables from contracts with customers for the sale of ready-mixed concrete, aggregates and other products.  Accounts receivable initially are recorded at the transaction amount.  We utilize liens or other legal remedies in our collection efforts of certain accounts receivable.  Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts and customer disputes for our estimated losses on balances that may not be collected in full, which reduces the accounts receivable balance.  Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expenses.  A provision for customer disputes recorded as a reduction to revenue also increases the allowance.  Accounts receivable are written off if and when we determine the receivable will not be collected and are reflected as a reduction to the allowance.

We determine the amount of bad debt expense and customer dispute losses each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience, customer-by-customer analysis, subjective assessments of our loss exposure. For accounts receivable balances as of and prior to December 31, 2019, our estimate of allowance for doubtful accounts was based on our estimated probable losses. Beginning January 1, 2020, upon our adoption of ASC 326, our allowance for doubtful accounts is based on our estimated expected losses, and the underlying evaluations include analysis of forward-looking information, including economic conditions.

Other Significant Accounting Policies. For our other significant accounting policies, including a description of our business combination valuation methodologies, see Note 1 to the consolidated financial statements in our 2019 10-K.

3.	BUSINESS COMBINATION

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, "Coram Materials"). Coram Materials is a sand and gravel products provider located on Long Island, New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of all of the equity of Coram Materials (the "Coram Acquisition") was accounted for as a business combination. We funded the initial cash purchase consideration through borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through the Coram Acquisition included an aggregates facility and 330 acres of land, including 180 mining acres with approximately 41.9 million tons of in-place, proven and permitted aggregate reserves and approximately 7.5 million tons of in-place, proven, but unpermitted reserves. To effect this transaction, we incurred $0.5 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2020.

Our accounting for the Coram Acquisition is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances and estimated fair value of property, plant and equipment.

The following table presents the total consideration for the Coram Acquisition and the amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date:

($ in millions)	Coram Materials
Accounts receivable	$2.0
Inventory	10.0
Other current assets	0.3
Property, plant and equipment	130.9
Total assets acquired	143.2
Current liabilities	0.1
Other long-term liabilities	0.2
Total liabilities assumed	0.3
Total consideration (fair value)(1)	$142.9

(1) Includes $140.2 million in cash for the initial purchase consideration, fair value deferred consideration of $1.7 million, a trade working capital payable of $1.6 million, less a $0.6 million settlement of accounts payable owed by the Company to Coram Materials at the acquisition date. The maximum amount of deferred consideration is $2.0 million, payable over 2 years.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of Coram Acquisition

Following the acquisition date and during the three months ended March 31, 2020, we recorded revenue of $1.6 million and an operating loss of $0.2 million in our condensed consolidated statement of operations for the operations associated with the Coram Acquisition. Included in the operating loss was $1.6 million of costs related to the fair value increase in inventory on hand acquired at the acquisition date.

The information presented below reflects the unaudited pro forma combined financial results for the Company, which include and represent our estimate of the first quarter 2020 results of operations as if the Coram Acquisition had been completed on January 1, 2019.

	Three Months Ended March 31,
($ in millions except per share)	2020	2019
Revenue	$336.5	$337.0
Net loss attributable to U.S. Concrete	$(1.6)	$(2.6)

Net loss per share attributable to U.S. Concrete - basic	$(0.10)	$(0.16)
Net loss per share attributable to U.S. Concrete - diluted	$(0.10)	$(0.16)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of Coram Materials, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the acquisition occurred on January 1, 2019 and do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

The unaudited pro forma amounts above reflect the following adjustments:

	Three Months Ended March 31,
($ in millions)	2020	2019
Decrease (increase) in cost of goods sold related to fair value increase in inventory	$1.6	$(0.8)
Increase in depreciation, depletion and amortization expense	(0.9)	(0.9)
Exclusion of buyer transaction costs	0.5	—
Exclusion of seller transaction costs	0.3	—
Increase in interest expense	(0.8)	(1.0)
Increase in income tax expense	(1.1)	(0.2)

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)
Balance, December 31, 2019	$4.0
Cumulative effect of the adoption of ASC 326	4.5
Balance, January 1, 2020	8.5
Provision for doubtful accounts and customer disputes	0.3
Uncollectible receivables written off, net of recoveries	(0.7)
Balance, March 31, 2020	$8.1

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

($ in millions)	March 31, 2020	December 31, 2019
Raw materials	$63.4	$53.4
Building materials for resale	4.0	3.6
Other	1.8	2.0
Total	$69.2	$59.0

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred that would require interim impairment testing. We determined that the significant decline in the overall financial markets, including U.S. Concrete's market capitalization, as a result of the COVID-19 pandemic, qualified as a triggering event that warranted further analysis to determine if there was an impairment loss as of March 31, 2020. As allowed, we elected to perform a qualitative assessment for our reporting units to assess whether it was more likely than not that the goodwill was impaired as of March 31, 2020.  Considering the existing excess fair value identified in our 2019 impairment assessment, our qualitative assessment included a review of our previous forecasts, assumptions and analyses in light of more current information such as: (1) projected revenues, expenses and cash flows, including the expected duration and extent of impact to our business and our customers from the COVID-19 pandemic; (2) current discount rates; (3) the reduction in our market capitalization; and (4) changes to the regulatory environment. Based on the qualitative assessment, we determined that it was more likely than not that the goodwill was not impaired; therefore, no quantitative assessment was necessary.

The accumulated impairment was as follows:

($ in millions)	March 31, 2020	December 31, 2019
Goodwill, gross	$245.3	$245.3
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.5

Goodwill by reportable segment was as follows:

($ in millions)	March 31, 2020	December 31, 2019
Ready-mixed concrete	$150.0	$150.0
Aggregate products	86.2	86.2
Other non-reportable segments	3.3	3.3
Goodwill, net	$239.5	$239.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Our purchased intangible assets were as follows:

	March 31, 2020
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(63.5)	$45.0	3.7
Trade names	44.5	(14.1)	30.4	18.9
Non-competes	18.3	(15.8)	2.5	2.3
Leasehold interests	12.5	(7.2)	5.3	5.3
Favorable contracts	4.0	(3.9)	0.1	0.7
Environmental credits	2.8	(0.2)	2.6	15.8
Total definite-lived intangible assets	190.6	(104.7)	85.9	9.5
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(104.7)	$87.1

	December 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(59.7)	$48.8	3.9
Trade names	44.5	(13.6)	30.9	19.1
Non-competes	18.3	(15.3)	3.0	2.4
Leasehold interests	12.5	(6.7)	5.8	5.4
Favorable contracts	4.0	(3.9)	0.1	0.9
Environmental credits	2.8	(0.2)	2.6	16.0
Total definite-lived intangible assets	190.6	(99.4)	91.2	9.4
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(99.4)	$92.4

(1)	Land rights will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2020 (remainder of the year)	$15.6
2021	18.6
2022	12.7
2023	6.3
2024	6.0
Thereafter	26.7
Total	$85.9

Also included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets were unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both March 31, 2020 and December 31, 2019, and a net carrying amount of $0.4 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.1 years as of March 31, 2020.

We recorded amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $5.3 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively, in our condensed consolidated statements of operations.

7.	DEBT

($ in millions)	March 31, 2020	December 31, 2019
Senior unsecured notes due 2024 and unamortized premium(1)	$606.5	$606.8
Asset based revolving credit facility	90.3	—
Finance leases	82.8	67.3
Promissory notes	18.1	20.4
Debt issuance costs	(7.8)	(7.2)
Total debt	789.9	687.3
Less: current maturities	(27.3)	(32.5)
Long-term debt, net of current maturities	$762.6	$654.8

(1)	The effective interest rate for these notes was 6.56% as of both March 31, 2020 and December 31, 2019.

See Note 16 for a discussion of a Delayed Draw Term Loan Facility entered into on April 17, 2020.

Asset Based Revolving Credit Facility

As of March 31, 2020, we had $19.7 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or London Interbank Offered Rate ("LIBOR") loans denominated in U.S. dollars. The interest rate for the facility was 3.50% as of March 31, 2020.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at March 31, 2020 was $126.2 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2020, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    LEASES

Supplemental balance sheet information related to leases was as follows:

($ in millions)	Balance Sheet Classification	March 31, 2020		December 31, 2019
Assets:
Operating	Operating lease assets	$71.7		$69.8
Finance	Property, plant and equipment, net	109.4	(1)	91.5	(1)
Total lease assets		$181.1		$161.3
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$13.7		$12.9
Finance	Current maturities of long-term debt	21.1		24.2
Long-term liabilities
Operating	Long-term operating lease liabilities	61.0		59.7
Finance	Long-term debt, net of current maturities	61.7		43.1
Total lease liabilities		$157.5		$139.9

(1) Net of accumulated amortization of $33.3 million and $29.4 million as of March 31, 2020 and December 31, 2019, respectively.

Supplemental statement of operations information related to leases was as follows:

	Three Months Ended March 31,
($ in millions)	2020		2019
Operating lease cost
Cost of goods sold before depreciation, depletion and amortization	$5.5		$5.9
Selling, general and administrative expenses	0.7		0.5
Total operating lease cost	6.2	(1)	6.4	(1)

Finance lease cost
Depreciation, depletion and amortization	3.7		2.7
Interest expense, net	0.8		0.6
Total finance lease cost	4.5		3.3
Total lease cost	$10.7		$9.7

(1) Includes short-term lease and variable lease costs of $1.7 million for the three months ended March 31, 2020 and $1.5 million for the three months ended March 31, 2019.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2020 (remainder of year)	$13.0	$16.5
2021	16.7	25.3
2022	13.2	20.1
2023	11.6	14.5
2024	10.8	8.1
2025	8.0	4.1
Thereafter	18.6	0.5
Total lease payments	91.9	89.1
Less interest	17.2	6.3
Present value of lease liabilities	$74.7	$82.8

Lease term and discount rate were as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.6 years	6.6 years
Finance leases	3.8 years	3.4 years
Weighted-average discount rate:
Operating leases	5.8%	6.2%
Finance leases	3.7%	3.8%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$0.8	$4.8
Operating cash flows for finance leases	4.3	0.6
Financing cash flows for finance leases	6.0	5.1
Net assets obtained in exchange for finance lease liabilities	9.7	1.3
Net right-of-use assets obtained in exchange for operating lease liabilities	5.3	0.8

9.   NON-CONTROLLING INTEREST

Through its ownership of Polaris Materials Corp., the Company previously held a 70% interest in Eagle Rock Materials Ltd. ("Eagle Rock"), which was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. During the three months ended March 31, 2020, all ownership interest in Eagle Rock reverted back to the Company such that Eagle Rock is now a wholly-owned subsidiary. This resulted in the elimination of the previously recorded $3.3 million Eagle Rock non-controlling interest.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	FAIR VALUE MEASUREMENTS

The methodologies and the fair value measurement levels used to determine the fair value of our financial assets and liabilities at March 31, 2020 were the same as those used at December 31, 2019.

The following table provides a reconciliation of the changes in Level 3 fair value measurements:

($ in millions)	Contingent Consideration
Balance at December 31, 2019	$27.2
Change in valuation	0.3
Payments	(2.0)
Balance at March 31, 2020	$25.5

Inputs for the discounted cash flow technique used to value our acquisition-related contingent consideration were as follows:

	March 31, 2020	December 31, 2019
Range of discount rates	4.98% - 6.38%	3.70% - 7.46%
Weighted-average discount rate	4.94%	4.99%
Payment cap (in millions)	$26.8	$28.8
Expected payment period remaining (in years)	0-3	0-3
Management projections of the payout criteria	EBITDA/Volumes	EBITDA/Volumes

Other Financial Instruments

The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $538.5 million as of March 31, 2020. The carrying value of the outstanding amounts under our Revolving Facility and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates.

11.	STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the "LTI Plan").  As of March 31, 2020, there were approximately 23,000 shares remaining for future issuance under the LTI Plan.  Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

We recognized stock-based compensation expense of $3.7 million during the three months ended March 31, 2020 and $1.7 million during the three months ended March 31, 2019. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

2020 Restricted Stock Unit Grant

On March 1, 2020, the Compensation Committee of the Board of Directors approved grants of 0.4 million restricted stock units (the "2020 RSU Grant"). The 2020 RSU Grant consisted of a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds and may vest up to 200% of the target number of performance stock units granted.

The fair value of the 2020 RSU Grant subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the effective date of the grant. The fair value of the 2020 RSU Grant subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds, provided that each grantee remains an employee at the end of the expected term. The assumptions used to estimate the fair value of performance-based restricted stock units granted in 2020 were as follows:

2020
Expected term (years)	1.1 to 1.6
Expected volatility	43.8%
Risk-free interest rate	0.9%
Vesting price(1)	$43.23 - $55.21
Grant date fair value per share	$11.49 - $16.24

(1)
The vesting price is the average of the daily volume-weighted average share price of U.S. Concrete's common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant. These hurdles were established on March 1, 2020.

12.	INCOME TAXES

We recorded an income tax benefit of $4.9 million for the three months ended March 31, 2020. Our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the three months ended March 31, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for share-based compensation.

In addition to the interest limitation change, the CARES Act includes modifications for net operating loss carryovers and carrybacks, immediate refund of alternative minimum tax credit carryovers and a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property. Absent a change in the interpretation of the calculation of ATI for purposes of the business interest limitation as provided in the proposed regulations issued in November 2018, we do not anticipate these provisions will have a material impact on the Company. The CARES Act also includes non-income tax relief for which the Company currently expects to benefit, including the deferral of certain payroll tax payments and payroll tax credits for retaining certain employees.

For the three months ended March 31, 2019, we recorded an income tax benefit of $0.7 million. For the period ended March 31, 2019, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the 2017 Act and (iii) state income taxes.

13.	EARNINGS (LOSS) PER SHARE

Potentially dilutive shares totaling 0.9 million for the three months ended March 31, 2020 and 0.2 million for the three months ended March 31, 2019 were excluded from the diluted earnings per share calculations due to the net loss or their associated performance targets had not been met. They related to unvested restricted stock awards and restricted stock units.

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

As of May 5, 2020, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2020.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2020.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of May 5, 2020, there were no material pending claims related to such indemnification.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation.  We record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, was $24.3 million as of March 31, 2020 and $23.3 million as of December 31, 2019.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $16.4 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2020. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Our aggregate products segment produces crushed stone, sand and gravel and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other operations and products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, ARIDUS® Rapid Drying Concrete technology, brokered product sales and recycled aggregates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses and purchase accounting adjustments for inventory. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt, and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in the agreements governing our debt.

We generally account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities that are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our operations by reportable segment ($ in millions):

	Three Months Ended March 31,
	2020	2019
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$292.2	$290.4
Aggregate products
Sales to external customers	31.1	31.8
Intersegment sales	12.5	11.1
Total aggregate products	43.6	42.9
Total reportable segment revenue	335.8	333.3
Other products and eliminations	(1.4)	(0.2)
Total revenue	$334.4	$333.1

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$31.7	$34.5
Aggregate products	11.3	10.4
Total reportable segment Adjusted EBITDA	$43.0	$44.9

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income:
Total reportable segment Adjusted EBITDA	$43.0	$44.9
Other products and eliminations from operations	0.1	(0.1)
Corporate overhead	(15.6)	(14.5)
Depreciation, depletion and amortization for reportable segments	(21.8)	(20.8)
Interest expense, net	(11.4)	(11.6)
Change in value of contingent consideration for reportable segments	(0.3)	(1.0)
Purchase accounting adjustments for inventory	(1.6)	—
Loss on mixer truck fire	—	(0.6)
Corporate, other products and eliminations other income (loss), net	(0.1)	0.4
Income (loss) from operations before income taxes	(7.7)	(3.3)
Income tax benefit (expense)	4.9	0.7
Net income (loss)	$(2.8)	$(2.6)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
Capital Expenditures:
Ready-mixed concrete	$4.4	$5.8
Aggregate products	2.8	1.2
Other products and corporate	0.1	0.2
Total capital expenditures	$7.3	$7.2

	Three Months Ended March 31,
	2020	2019
Revenue by Product:
Ready-mixed concrete	$292.2	$290.4
Aggregate products	31.1	31.8
Aggregates distribution	3.7	5.3
Building materials	6.3	4.6
Other	1.1	1.0
Total revenue	$334.4	$333.1

	March 31, 2020	December 31, 2019
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$290.8	$286.4
Aggregate products	487.1	359.6
Other products and corporate	26.1	27.5
Total identifiable assets	$804.0	$673.5

16.	SUBSEQUENT EVENT - DELAYED DRAW TERM AGREEMENT

On April 17, 2020, the Company entered into a secured delayed draw term loan agreement (the "Agreement") with certain subsidiaries guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provides for a $180.0 million delayed draw term loan facility (the "Credit Facility"). The Agreement permits borrowings until December 15, 2021, and any such borrowings will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes remain outstanding on such date). In connection with entering into the Agreement, we incurred $1.0 million of debt issuance costs. We entered into the Agreement to enhance our liquidity and financial flexibility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00%, and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount borrowed. Additionally, each draw on the Credit Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of the Company and its subsidiary guarantors that is not secured by a first priority security interest under our Revolving Facility (the "Revolving Facility Collateral") and a second priority security interest on the Revolving Facility Collateral. The Agreement contains customary representations, warranties, covenants and events of default but does not contain any financial maintenance covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the updated risk factor(s) in Part II, Item 1A as well as our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”). Our 2019 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results. Unless noted otherwise, discussions reflect results for three months ended March 31, 2020 compared to results for the three months ended March 31, 2019.

Overview

We are a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials Corp. ("Polaris"), which primarily serves markets in California. Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions. In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects. We conduct our business primarily through two reportable segments: ready-mixed concrete and aggregate products.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 87.4% of our revenue for the three months ended March 31, 2020) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, Northern California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 9.3% of our revenue for the three months ended March 31, 2020, excluding $12.5 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; New York; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 3.2 million tons of aggregates during the three months ended March 31, 2020, with Canada representing 49%, Texas/Oklahoma representing 32%, New Jersey/New York representing 17%, and the U.S. Virgin Islands representing 2% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Coronavirus Impact

On January 30, 2020, the World Health Organization declared a global emergency with respect to the outbreak of Coronavirus Disease 2019 ("COVID-19"). On March 13, 2020, President Trump declared the COVID-19 pandemic a national emergency. Residents throughout the U.S. have spent varying periods under "stay-at-home" or "shelter-in-place" orders. The full, long-term impacts of the pandemic are unknown and rapidly evolving. Construction has generally been considered an "essential" service and thus excluded from many stay-at-home orders. Therefore, we generally remain operational in the regions we serve with the implementation of new, enhanced safety and health protocols. We continue to monitor the impact on our customers and our ongoing projects and pipeline. While we otherwise expected improvement in our results from last year's first quarter and were experiencing such improvement through mid-March of 2020, our overall results were somewhat negatively impacted by the effects of the COVID-19 pandemic in the last two weeks of the quarter. Subsequent to the end of the quarter, certain of our operations have been further impacted by ongoing closures or business delays. We are unable to predict how long these delays will last or the pervasiveness of such closures and delays within the markets we serve. We implemented business contingency plans and cost-cutting measures across the Company's operations, which will be continually reviewed and updated in response to the evolving pandemic. We expect a further decline in our revenue and profitability in 2020 for the duration of work stoppages due to COVID-19, although we are currently unable to estimate the impact of the COVID-19 pandemic on our results of operations for the remainder of 2020 or beyond.

Acquisition of Aggregates Company

We acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, "Coram Materials"), a sand and gravel producer, on February 24, 2020 (the "Coram Acquisition"). The Coram Acquisition expanded our aggregate products operations in our East Region. For additional information, see Note 3, "Business Combination" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

The discussions that follow reflect results for the three months ended March 31, 2020 ("first quarter this year") compared to the three months ended March 31, 2019 ("first quarter last year"), unless otherwise noted.

	Three Months Ended March 31,		%
($ in millions except selling prices)	2020	2019	Change
Revenue	$334.4	$333.1	0.4%
Cost of goods sold before depreciation, depletion and amortization	273.9	268.4	2.0
Selling, general and administrative expenses	33.7	32.1	5.0
Depreciation, depletion and amortization	23.4	22.8	2.6
Change in value of contingent consideration	0.3	1.0	(70.0)
Loss on sale/disposal of assets, net	—	0.9	100.0
Operating income	3.1	7.9	(60.8)
Interest expense, net	11.4	11.6	(1.7)
Other income, net	(0.6)	(0.4)	50.0
Income (loss) before income taxes	(7.7)	(3.3)	(133.3)
Income tax expense (benefit)	(4.9)	(0.7)	(600.0)
Net income (loss)	(2.8)	(2.6)	(7.7)
Less: Net loss (income) attributable to non-controlling interest	(0.3)	(0.1)	(200.0)
Net income (loss) attributable to U.S. Concrete	$(3.1)	$(2.7)	(14.8)%

Ready-Mixed Concrete Data:
Average selling price ("ASP") per cubic yard	$144.30	$139.60	3.4%
Sales volume in thousand cubic yards	2,022	2,077	(2.6)%

Aggregate Products Data:
ASP per ton(1)	$12.23	$12.12	0.9%
Sales volume in thousand tons	2,632	2,498	5.4%

(1) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and certain freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our calculation of ASP may differ from other companies in the construction materials industry.

Revenue. Revenue increased 0.4%, or $1.3 million, primarily driven by higher ready-mixed concrete and aggregate products sales, partially offset by other products revenue and eliminations. Ready-mixed concrete sales increased $1.8 million, driven by a 3.4% increase in ASP partially offset by a 2.6% decrease in volume. The increase in our ready-mixed concrete segment revenue was the net result of variances in our regional operations: we experienced price and volume increases in our California market due to more favorable weather compared to the prior year, whereas certain other markets, such as our Dallas/Fort Worth metropolitan area experienced a decline in volume as a result of more inclement weather days in 2020 versus 2019. Aggregate product sales increased $0.7 million, resulting from a 5.4% increase in volume and a 0.9% increase in ASP. Our aggregate products segment was also impacted by variances in our regional operations, including the benefit of our newly acquired aggregate products operation on Long Island in New York, partially offset by the impact of inclement weather in Texas.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased $5.5 million, or 2.0%. As a percentage of revenue, cost of goods sold before DD&A increased by 1.3% primarily due to our product mix and repair and maintenance costs for certain of our vehicle fleet and production equipment. In addition, with aggregate product demand changes in certain markets due to changing order patterns, we have experienced incremental expenses to manage our aggregate inventories. We expect these incremental expenses to be short-term in nature and not occur throughout the entirety of 2020.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $1.6 million, or 5.0%, primarily as a result of higher stock-based compensation expense and acquisition costs, partially offset by positive impact of personnel cost reductions. Stock-based compensation expense was $2.0 million higher in the first quarter of 2020 due to the timing of our annual grant as well as the acceleration of certain grants made pursuant to a transition services agreement. As a percentage of revenue, SG&A expenses increased to 10.1% in the 2020 first quarter from 9.6% in the 2019 first quarter.

Depreciation, depletion and amortization. DD&A expense increased $0.6 million, or 2.6%, primarily related to depreciation on additional plants, equipment and mixer trucks purchased or leased.

Change in value of contingent consideration.  The non-cash losses on revaluation of contingent consideration recorded in both periods was due primarily to the passage of time. The key inputs in determining the fair value of our contingent consideration of $25.5 million at March 31, 2020 included discount rates ranging from 4.98% to 6.38% and management's estimates of future sales volumes and EBITDA, as defined in the respective purchase agreements. Changes in these inputs impact the valuation of our contingent consideration and may result in either a gain or loss in each reporting period.

Loss on sale/disposal of assets, net. The loss for the three months ended March 31, 2019 included $0.6 million related to a mixer truck fire that occurred during the first quarter of 2019.

Income taxes.  We recorded an income tax benefit of $4.9 million for the three months ended March 31, 2020. Our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the three months ended March 31, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for share-based compensation. The CARES Act also includes non-income tax relief for which the Company currently expects to benefit, including the deferral of certain payroll tax payments and payroll tax credits for retaining certain employees.

For the three months ended March 31, 2019, we recorded an income tax benefit of $0.7 million. For the period ended March 31, 2019, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the Tax Cuts and Jobs Act of 2017, and (iii) state income taxes.

Segment Operating Results

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses and purchase accounting adjustments for inventory. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in agreements that govern our debt.

See the prior discussion of revenue within this Item 2 as well as Note 15, "Segment Information" to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to net income (loss).

Ready-Mixed Concrete

	Three Months Ended March 31,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%
Ready-Mixed Concrete Segment:
Revenue	$292.2	$290.4	0.6%
Segment revenue as a percentage of total revenue	87.4%	87.2%
Adjusted EBITDA	$31.7	$34.5	(8.1)%
Adjusted EBITDA as a percentage of segment revenue	10.8%	11.9%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$144.30	$139.60	3.4%
Sales volume in thousand cubic yards	2,022	2,077	(2.6)%

(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  Adjusted EBITDA decreased $2.8 million, or 8.1%, primarily due to higher delivery expense as well as repair and maintenance costs for certain of our vehicle fleet.

Aggregate Products

	Three Months Ended March 31,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%
Aggregate Products Segment:
Sales to external customers	$31.1	$31.8
Intersegment sales(1)	$12.5	$11.1
Total aggregate products revenue	$43.6	$42.9	1.6%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	9.3%	9.5%
Adjusted EBITDA	$11.3	$10.4	8.7%
Adjusted EBITDA as a percentage of total aggregate products revenue	25.9%	24.2%

Aggregate Products Data:
ASP per ton(2)	$12.23	$12.12	0.9%
Sales volume in thousand tons	2,632	2,498	5.4%

(1)	We sell aggregate products to our ready-mixed concrete segment at market price.
(2) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and certain freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment, which benefited from the Coram Acquisition, increased $0.9 million, or 8.7%, exceeding the 1.6% increase in segment revenue. Margins benefited from operating efficiencies in our East Region. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 25.9% in the first quarter of 2020 from 24.2% in the first quarter of 2019. The first quarter of 2019 had a higher impact of zero-margin, customer-paid pass-through freight costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our credit facilities, including our asset-based revolving credit facility (the "Revolving Facility"), which provides for borrowings of up to $350.0 million, subject to a borrowing base and our recently entered into delayed draw term loan facility (the "Credit Facility"), which provides for borrowings of up to $180.0 million. As of March 31, 2020, we had $26.4 million of cash and cash equivalents and $126.2 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $152.6 million, not including the $180.0 million of availability under the Credit Facility entered into in April 2020. On February 24, 2020, we borrowed $140.0 million under the Revolving Facility to finance the Coram Acqusition. Proceeds of the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

The following key financial measurements reflect our financial condition as of March 31, 2020 and December 31, 2019:

($ in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$26.4	$40.6
Working capital	$84.4	$103.7
Total debt (1)	$789.9	$687.3

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions, including approximately $9.5 million to $11.0 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets.

While we are uncertain as to the impact that COVID-19 will have on our working capital needs, they are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Revolving Facility is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery. Our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by winter weather.

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and the Credit Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. We initiated business contingency planning and will adjust those plans as needed to mitigate the impact of COVID-19 on our cash needs. If, however, availability under the Revolving Facility, the Credit Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate or COVID-19 operating restrictions;

•	declines in gross margins due to shifts in our product mix, increases in fixed or variable costs or the impact of COVID-19;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers, including from COVID-19;

•	any further COVID-19 impacts to our business; and

•	inclement weather beyond normal patterns that could reduce our sales volumes.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility

We have a Revolving Facility with certain financial institutions named therein as lenders (the "Lenders") and Bank of America, N.A., as agent for the Lenders that provides for up to $350.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or the London Interbank Offered Rate “LIBOR" loans denominated in U.S. dollars.

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

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2020, $90.3 million was outstanding under the Revolving Facility, and we were in compliance with all covenants.

Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the “Agreement”) with certain subsidiaries guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provides for a $180.0 million delayed draw term loan facility. The Agreement permits borrowings until December 15, 2021, and any such borrowings will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 6.375% Senior Notes due 2024 (the "2024 Notes") remain outstanding on such date). We entered into the Agreement to enhance our liquidity and financial flexibility. Proceeds of the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00% and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount of the loans borrowed. Additionally, each draw on the Credit Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of the Company and its subsidiary guarantors that is not secured by a first priority security interest under the Revolving Facility (the "Revolving Facility Collateral") and a second priority security interest on the Revolving Facility Collateral. The Agreement contains customary representations, warranties, covenants and events of default but does not contain any financial maintenance covenants.

Senior Unsecured Notes due 2024

We have issued $600.0 million aggregate principal amount of the 2024 Notes. The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer (the "Issuer"), the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The 2024 Notes are guaranteed on a full and unconditional senior unsecured basis by each of the Issuer's restricted subsidiaries (each, a "Guarantor Subsidiary," and collectively, the "Guarantor Subsidiaries") that guarantee any obligations under the Revolving Facility and certain of the Issuer's other indebtedness or certain indebtedness of the Issuer's restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). Each Guarantor Subsidiary is directly or indirectly 100% owned by the Issuer. The guarantees are joint and several. The Issuer does not have any independent assets or operations. There are no significant restrictions in the Indenture on the ability of the Guarantor Subsidiaries to make distributions to the Issuer. The 2024 Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned (collectively, the "Non-Guarantor Subsidiaries").

The 2024 Notes and the guarantees thereof are effectively subordinated to all of the Issuer's and the Guarantor Subsidiaries existing and future secured obligations, including obligations under the Revolving Facility and the Credit Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility and the Credit Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any Non-Guarantor Subsidiaries.

Supplemental Guarantor Financial Information

In March 2020, the Securities and Exchange Commission adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the Issuers and Guarantor Subsidiaries for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Notes to Condensed Consolidated Financial Statements and is provided below.

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to eliminate intercompany transactions between the Issuer and Guarantor Subsidiaries. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiaries generally based on legal entity ownership. Issuer investments in, and earnings of, non-guarantor subsidiaries are excluded from the summarized financial information presented below. Balance sheet financial information is as of March 31, 2020 and December 31, 2019, and results of operations are for the three months ended March 31, 2020 and year ended December 31, 2019.

Balance Sheets ($ in millions)	March 31, 2020	December 31, 2019
Current Assets:
Amounts due from Non-Guarantor Subsidiaries, current	$9.1	$8.9
Other current assets	286.6	320.2
Long-term Assets:
Property, plant and equipment, net	603.5	470.3
Amounts due from Non-Guarantor Subsidiaries, long-term	114.4	111.4
Other long-term assets	303.7	307.7
Current Liabilities:
Total current liabilities	$236.0	$245.9
Long-term Liabilities:
Long-term debt	761.3	653.3
Other long-term liabilities	124.8	120.2

Income Statements ($ in millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Revenue	$308.6	$1,361.2
Cost of goods sold before depreciation, depletion and amortization	255.5	1,107.6
Operating income	2.0	50.1
Net income (loss)	(3.3)	5.5

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $100.9 million of remaining principal as of March 31, 2020. In April 2020, due to uncertainty associated with the COVID-19 pandemic, we negotiated with certain of our lessors for a 90-day deferral of monthly payments for a total short-term liquidity benefit of $6.0 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt" to our consolidated financial statements included in this report.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$44.0	$21.9
Investing activities	(147.3)	(6.8)
Financing activities	89.1	(11.2)
Net increase (decrease) in cash	$(14.2)	$3.9

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest.  Overall, the improvement in cash generated from operations was driven primarily by higher accounts receivable collections and our ongoing initiatives to optimize our working capital.

Investing activities in 2020 included the payment of $140.2 million for the acquisition of Coram Materials. In addition, we incurred $7.3 million and $7.2 million during the three months ended March 31, 2020 and 2019, respectively, primarily to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business.

At December 31, 2019, we had expected to invest between $65.0 million and $75.0 million in capital, including expenditures financed through finance leases, but excluding any acquisitions, in 2020; however, due to the COVID-19 pandemic, we are now proactively reducing the amount of such expenditures for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. We continue to monitor the COVID-19 pandemic and related economic repercussions, and will re-evaluate our capital investments accordingly.

Financing activities during the first three months of 2020 included $90.3 million of net borrowings under our Revolving Facility and $12.2 million of financing proceeds for our Texas greenfield aggregates operation. During the first three months of 2020, we made payments of $8.4 million primarily related to our finance leases and promissory notes and paid $2.9 million for contingent and deferred consideration obligations. Financing activities during the first three months of 2019 included $1.5 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, during the first three months of 2019, we made payments of $8.1 million primarily related to our finance leases and promissory notes and paid $3.7 million for contingent and deferred consideration obligations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2020 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2019 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of Part II of the 2019 10-K for a discussion of our critical and significant accounting policies and Note 2, "Recent Accounting Pronouncements, SEC Financial Disclosure Requirements and Significant Accounting Policies" to our interim unaudited condensed consolidated financial statements included in this report for a discussion of the impact of the new credit standard that we adopted as of January 1, 2020.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intend,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” "outlook," “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

•	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;

•	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations;

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;

•	product liability, property damage, results of litigation, and other claims and insurance coverage issues;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

•	the effects of currency fluctuations on our results of operations and financial condition;

•	the length and severity of the COVID-19 pandemic;

•	the pace of recovery following the COVID-19 pandemic;

•	our ability to implement cost containment strategies; and

•	the adverse effects of COVID-19 on our business, the economy and the markets we serve.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our 2019 10-K and "Risk Factors" in Item 1A of Part II of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the impact of COVID-19 and increased interest rate risk associated with our borrowing under the Revolving Facility and our entry into the Agreement, which are each discussed elsewhere in the report, there have been no material changes from the information previously reported under Part II, Item 7A of our 2019 10-K.

Item 4.	Controls and Procedures

Acquisition

We are in the process of integrating Coram Materials that we acquired on February 24, 2020. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020, excludes an assessment of the internal control over financial reporting related to the Coram Acquisition. The Coram Acquisition represented 9.2% of our consolidated total assets and 0.8% of our consolidated revenue included in our condensed consolidated financial statements as of and for the three months ended March 31, 2020.

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended March 31, 2020, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in "Risk Factors” in Item 1A of Part I of the 2019 10-K other than shown below and the potential impact of the COVID-19 pandemic on all of our existing risks. Readers should carefully consider the new risk factor, as well as the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2019 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2019 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business could be materially and adversely disrupted by an epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The limiting of construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary in the construction industry, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have reduced our sales and delayed certain construction projects since mid-March 2020.

If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our facilities, which could reduce production and negatively impact liquidity and financial results. We continue to monitor legislative initiatives in the U.S. and Canada to provide relief to businesses impacted by COVID-19, such as the CARES Act, to determine their potential impacts or benefits (if any) to our business.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our markets or at all for an indefinite period.

We expect our business to be negatively impacted during the COVID-19 disruptions. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in revenues and profitability. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate less or no revenue, which could be prolonged. Along with a potential increase in cancellations of projects, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Revolving Facility, the Credit Facility, or the 2024 Notes and the related Indenture; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended March 31, 2020:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions) (2)
January 1 - January 31, 2020	—	$—	—	$43.3
February 1 - February 29, 2020	—	—	—	43.3
March 1 - March 31, 2020	39,479	26.73	—	43.3
Total	39,479	$26.73	—	$43.3

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)	On March 1, 2017, our Board approved a share repurchase program that allowed us to repurchase up to $50.0 million of our common stock. The share repurchase program expired March 31, 2020.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this report.

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

10.1*
—Executive Transition Agreement, dated February 13, 2020, between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020 (File No. 001-34530)).

10.2*
—Credit and Guaranty Agreement, dated April 17,2020, among U.S. Concrete. Inc., as borrower, certain subsidiaries of U.S. Concrete, Inc., as guarantors and Bank of America, as administrative agent, and the lenders and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020 (File No. 001-34530)).

10.3**
—Securities Purchase Agreement, dated as of February 24, 2020, by an among U.S. Concrete Inc., Coram Materials Corp., Miller Place Development LLC, A.B. of Sayville, Ltd., MLFF Realty Corp., and BSLH Realty Corp., Michael Vigliarolo, and Lorraine Vigliarolo

10.4	—Executive Severance Agreement, dated April 30, 2020, between U.S. Concrete, Inc. and Ronnie Pruitt
22.1	—List of Guarantor Subsidiaries
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the filing indicated.
** Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulations S K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	May 5, 2020	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)