Form 10-Q
period 2020-06-30
U.S. CONCRETE, INC.
filed 2020-08-04
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

There were 16,671,809 shares of common stock, par value $0.001 per share, of the registrant outstanding as of July 25, 2020.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17.5	$40.6
Trade accounts receivable, net of allowances of $7.1 as of June 30, 2020 and $4.0 as of December 31, 2019	204.7	233.1
Inventories	65.2	59.0
Other receivables, net	13.1	8.4
Prepaid expenses and other	6.5	7.9
Total current assets	307.0	349.0
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $325.3 as of June 30, 2020 and $289.9 as of December 31, 2019	794.1	673.5
Operating lease assets	70.3	69.8
Goodwill	239.5	239.5
Intangible assets, net	81.9	92.4
Other assets	11.7	9.1
Total assets	$1,504.5	$1,433.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.2	$136.4
Accrued liabilities	75.1	63.5
Current maturities of long-term debt	34.1	32.5
Current operating lease liabilities	13.7	12.9
Total current liabilities	250.1	245.3
Long-term debt, net of current maturities	724.8	654.8
Long-term operating lease liabilities	59.8	59.7
Other long-term obligations and deferred credits	38.5	49.1
Deferred income taxes	56.4	54.8
Total liabilities	1,129.6	1,063.7
Commitments and contingencies (Note 14)
Equity:
Additional paid-in capital	358.4	348.9
Retained earnings	31.3	31.1
Treasury stock, at cost	(37.9)	(36.6)
Total shareholders' equity	351.8	343.4
Non-controlling interest	23.1	26.2
Total equity	374.9	369.6
Total liabilities and equity	$1,504.5	$1,433.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$322.7	$367.5	$657.1	$700.6
Cost of goods sold before depreciation, depletion and amortization	250.1	296.8	524.0	565.2
Selling, general and administrative expenses	31.7	39.2	65.4	71.3
Depreciation, depletion and amortization	25.2	25.1	48.6	47.9
Change in value of contingent consideration	(5.8)	0.3	(5.5)	1.3
Loss (gain) on sale/disposal of assets, net	(0.1)	0.1	(0.1)	1.0
Operating income	21.6	6.0	24.7	13.9
Interest expense, net	11.4	11.6	22.8	23.2
Other income, net	(0.6)	(7.2)	(1.2)	(7.6)
Income (loss) before income taxes	10.8	1.6	3.1	(1.7)
Income tax expense (benefit)	4.3	0.7	(0.6)	—
Net income (loss)	6.5	0.9	3.7	(1.7)
Less: Net income (loss) attributable to non-controlling interest	(0.1)	0.2	0.2	0.3
Net income (loss) attributable to U.S. Concrete	$6.6	$0.7	$3.5	$(2.0)

Earnings (loss) per share attributable to U.S. Concrete:
Basic	$0.39	$0.04	$0.21	$(0.12)
Diluted	$0.39	$0.04	$0.21	$(0.12)

Weighted average shares outstanding:
Basic	16.6	16.4	16.6	16.4
Diluted	16.6	16.4	16.6	16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)
(Unaudited)

	# of Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	16.6	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	1.7	—	(1.1)	0.6	—	0.6
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Net income (loss)	—	—	(2.7)	—	(2.7)	0.1	(2.6)
March 31, 2019	16.6	331.5	13.5	(34.5)	310.5	24.9	335.4
Stock-based compensation	—	9.4	—	(1.1)	8.3	—	8.3
Restricted stock vesting	0.1	—	—	—	—	—	—
Net income	—	—	0.7	—	0.7	0.2	0.9
June 30, 2019	16.7	$340.9	$14.2	$(35.6)	$319.5	$25.1	$344.6

December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes (Note 2)	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest (Note 9)	—	3.3	—	—	3.3	(3.3)	—
Stock-based compensation	—	3.7	—	(1.1)	2.6	—	2.6
Net income (loss)	—	—	(3.1)	—	(3.1)	0.3	(2.8)
March 31, 2020	16.7	355.9	24.7	(37.7)	342.9	23.2	366.1
Stock-based compensation	—	2.5	—	(0.2)	2.3	—	2.3
Net income (loss)	—	—	6.6	—	6.6	(0.1)	6.5
June 30, 2020	16.7	$358.4	$31.3	$(37.9)	$351.8	$23.1	$374.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3.7	$(1.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48.6	47.9
Amortization of debt issuance costs	1.0	0.9
Change in value of contingent consideration	(5.5)	1.3
Loss (gain) on sale/disposal of assets, net	(0.1)	1.0
Gains from eminent domain matter and property insurance claims	—	(6.0)
Deferred income taxes	2.6	2.5
Provision for doubtful accounts and customer disputes	1.0	1.3
Stock-based compensation	6.2	11.1
Other, net	(0.8)	(0.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	24.9	(13.1)
Inventories	1.7	(1.6)
Prepaid expenses and other current assets	(3.0)	(4.6)
Other assets and liabilities	2.7	(0.7)
Accounts payable and accrued liabilities	1.1	2.9
Net cash provided by operating activities	84.1	40.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14.2)	(18.1)
Payment for acquisition of business	(140.2)	—
Proceeds from sale of businesses and property, plant and equipment	0.3	0.7
Proceeds from eminent domain matter and property insurance claims	—	6.0
Net cash used in investing activities	(154.1)	(11.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	260.8	163.3
Repayments of revolver borrowings	(204.3)	(157.8)
Proceeds from stock option exercises	—	0.2
Payments of other long-term obligations	(9.9)	(11.6)
Payments for finance leases, promissory notes and other	(10.8)	(16.2)
Proceeds from finance lease and other	14.5	—
Debt issuance costs	(2.2)	—
Shares redeemed for employee income tax obligations	(1.2)	(2.2)
Net cash provided by (used in) financing activities	46.9	(24.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(0.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23.1)	4.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40.6	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17.5	$24.8

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$22.6	$22.6
Net cash paid for (refund from) income taxes	$(0.1)	$0.6

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$13.7	$13.0
Acquisitions funded by deferred consideration	$1.7	$—
Transfer of non-controlling interest	$3.3	$—

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company," or "U.S. Concrete") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"). In the opinion of our management, all material adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. All adjustments are of a normal, recurring nature. All amounts are presented in United States dollars, unless otherwise noted. Certain computations may be impacted by the effect of rounding in this report. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year due to the impact of the coronavirus ("COVID-19") pandemic, weather patterns, and general economic conditions in our markets. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on the information available at the time, our experiences and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the COVID-19 pandemic. Actual results could differ from those estimates, including the impact of the COVID-19 pandemic. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our business combinations, goodwill, intangibles, accruals for self-insurance, income taxes, valuation of contingent consideration, allowance for doubtful accounts, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies, including a description of our business combination valuation methodologies, are included in Note 1 to the consolidated financial statements in our 2019 10-K. The policies that follow primarily represent updates to certain of our policies or disclosures since January 1, 2020.

Credit Losses. Effective January 1, 2020, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification 326, "Current Expected Credit Losses" ("ASC 326"). While the prior accounting rules used a model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable, ASC 326 requires entities to use a forward-looking approach based on expected losses, which may result in the earlier recognition of allowances for losses. We applied the new credit loss model on a prospective basis and recorded a cumulative-effect adjustment, net of taxes, of $3.3 million to opening retained earnings for the increase to the allowance for doubtful accounts. With the adoption of ASC 326, we amended our accounting policy for accounts receivable, which follows.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Subsidiary Guarantees. In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year and the year-to-date interim period, and the required disclosures have been moved from the notes to these condensed consolidated financial statements to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Leases. During the quarter ended June 30, 2020, we entered into agreements to defer $6.2 million of finance lease payments to mitigate the cash flow impact from the COVID-19 pandemic. In April 2020, the FASB issued interpretive guidance providing companies with the option to elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the enforceable rights and obligations existed in the original lease. Entities may make the elections as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, we can evaluate whether to account for these concessions (i) as if there were no changes made to the lease agreement and accordingly, continue to recognize expense and increase accounts payable, (ii) as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease liability without reconsideration of the lease classification, or (iii) as negative variable lease payments and accordingly, negative lease expense. We elected to account for the lease payment deferrals as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease obligations, with no reconsideration of lease classification during the quarter ended June 30, 2020. Given the nature of the lease concessions and our election, there was no material impact to our total finance lease liability other than a $1.5 million reclassification from current to long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2020.

Debt. During the quarter ended June 30, 2020, we entered into agreements to defer $2.2 million of promissory note payments to mitigate the cash flow impact from the COVID-19 pandemic. The promissory note deferrals resulted in changes to the effective interest rates of these agreements.

3. BUSINESS COMBINATION

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, "Coram Materials"). Coram Materials is a sand and gravel products provider located on Long Island in New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of all of the equity of Coram Materials (the "Coram Acquisition") was accounted for as a business combination. We funded the initial cash purchase consideration through borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through the Coram Acquisition included an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves and approximately 7.5 million tons of in-place, proven, but unpermitted reserves. To effect this transaction, we incurred $0.6 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations for the six months ended June 30, 2020.

Our accounting for the Coram Acquisition is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital and property, plant, and equipment. The fair value of acquired receivables, inventory, machinery and equipment, land and buildings are based on inputs derived principally from, or corroborated by, observable market data (i.e., Level 2 inputs). The fair value of machinery and

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
equipment, land and buildings was based on a market valuation approach or a cost valuation approach when a market valuation approach was unavailable. The estimates used for determining the fair value of the mineral reserves were unobservable and significant to the overall measurement (i.e., Level 3 inputs). The fair value of the mineral reserves was determined using an excess earnings approach, which required management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the aggregate facility over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.

The total consideration for the Coram Acquisition and the amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date were as follows:

($ in millions)	Coram Materials
Accounts receivable	$2.0
Inventory	10.0
Other current assets	0.3
Property, plant and equipment	130.9
Total assets acquired	143.2
Current liabilities	0.1
Other long-term liabilities	0.2
Total liabilities assumed	0.3
Total consideration (fair value)(1)	$142.9

(1) Included $140.2 million in cash, present value deferred consideration of $1.7 million, and a trade working capital payable of $1.6 million, less a $0.6 million settlement of accounts payable owed by the Company to Coram Materials at the acquisition date. The total amount of deferred consideration is $2.0 million, which is payable over two years.

Impact of Coram Acquisition

During the three months ended June 30, 2020, the Coram Materials business generated revenue of $7.0 million, including intersegment sales of $2.7 million, and generated operating income of $1.3 million. During the period from the acquisition date to June 30, 2020, the Coram Materials business generated revenue of $9.6 million, including intersegment sales of $3.7 million, and generated operating income of $1.1 million. The results of this acquired business are included in our aggregate products segment.

The unaudited pro forma consolidated financial results shown below represent our estimate of the Company's results of operations as if the Coram Acquisition had been completed on January 1, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share)	2020	2019	2020	2019
Revenue	$322.7	$372.5	$659.2	$709.5
Net income (loss) attributable to U.S. Concrete	$9.3	$0.8	$7.7	$(1.8)

Net income (loss) per share attributable to U.S. Concrete - basic	$0.56	$0.05	$0.46	$(0.11)
Net income (loss) per share attributable to U.S. Concrete - diluted	$0.56	$0.05	$0.46	$(0.11)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of Coram Materials, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the Coram Acquisition occurred on January 1, 2019 and do not reflect any operational efficiencies or potential cost savings that may occur as a result of the consolidation of these operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma amounts above reflect the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Decrease (increase) in cost of goods sold related to fair value increase in inventory	$2.6	$(1.3)	$4.2	$(2.1)
Decrease (increase) in depreciation, depletion and amortization expense	—	(1.5)	(0.9)	(2.5)
Exclusion of buyer transaction costs	0.1	—	0.6	—
Exclusion of seller transaction costs	—	—	0.3	—
Increase in interest expense	—	(1.7)	(0.8)	(2.7)
Increase in income tax expense	—	(0.4)	(1.1)	(0.6)

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)
Balance, December 31, 2019	$4.0
Cumulative effect of the adoption of ASC 326	4.5
Balance, January 1, 2020	8.5
Provision for doubtful accounts and customer disputes	1.0
Uncollectible receivables written off, net of recoveries	(1.9)
Other adjustments	(0.5)
Balance, June 30, 2020	$7.1

5. INVENTORIES

($ in millions)	June 30, 2020		December 31, 2019
Raw materials	$59.7	(1)	$53.4
Building materials for resale	3.6		3.6
Other	1.9		2.0
Total	$65.2		$59.0

(1) Excludes $2.1 million of inventory that was classified as long-term because it was not expected to be sold in the next 12 months.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred that would require interim impairment testing. We determined that the significant decline in the overall financial markets, including U.S. Concrete's market capitalization, as a result of the COVID-19 pandemic, qualified as a triggering event that warranted further analysis to determine if there was an impairment loss as of March 31, 2020. As allowed, we elected to perform a qualitative assessment for our reporting units to assess whether it was more likely than not that the goodwill was impaired as of March 31, 2020. Considering the existing excess fair value identified in our 2019 impairment assessment, our qualitative assessment included a review of our previous forecasts, assumptions and analyses in light of more current information such as: (1) projected revenues, expenses and cash flows, including the expected duration and extent of impact to our business and our customers from the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 pandemic; (2) current discount rates; (3) the reduction in our market capitalization; and (4) changes to the regulatory environment. Based on the qualitative assessment, we determined that it was more likely than not that the goodwill was not impaired. As a result, no quantitative assessment was necessary. Based on an improvement of financial market conditions and the Company's market capitalization, we determined that no further interim asset impairment testing was needed as of June 30, 2020.

The goodwill balance was as follows:

($ in millions)	June 30, 2020	December 31, 2019
Goodwill, gross	$245.3	$245.3
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.5

Goodwill by reportable segment was as follows:

($ in millions)	June 30, 2020	December 31, 2019
Ready-mixed concrete	$150.0	$150.0
Aggregate products	86.2	86.2
Other non-reportable segments	3.3	3.3
Goodwill, net	$239.5	$239.5

Other Intangible Assets

	June 30, 2020
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(67.4)	$41.1	3.5
Trade names	44.5	(14.5)	30.0	18.7
Non-competes	18.3	(16.1)	2.2	2.2
Leasehold interests	12.5	(7.6)	4.9	5.2
Environmental credits	2.8	(0.3)	2.5	15.5
Total definite-lived intangible assets	186.6	(105.9)	80.7	9.6
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$187.8	$(105.9)	$81.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(59.7)	$48.8	3.9
Trade names	44.5	(13.6)	30.9	19.1
Non-competes	18.3	(15.3)	3.0	2.4
Leasehold interests	12.5	(6.7)	5.8	5.4
Favorable contracts	4.0	(3.9)	0.1	0.9
Environmental credits	2.8	(0.2)	2.6	16.0
Total definite-lived intangible assets	190.6	(99.4)	91.2	9.4
Indefinite-lived intangible assets
Land rights(1)	1.2	—	1.2
Total purchased intangible assets	$191.8	$(99.4)	$92.4

(1) Land rights will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

As of June 30, 2020, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2020 (remainder of the year)	$10.4
2021	18.6
2022	12.7
2023	6.3
2024	6.0
Thereafter	26.7
Total	$80.7

Unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both June 30, 2020 and December 31, 2019, and a net carrying amount of $0.4 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively, were included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets. These unfavorable lease intangibles had a weighted average remaining life of 4.3 years as of June 30, 2020.

We recorded net amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $5.1 million and $6.6 million for the three months ended June 30, 2020 and 2019, respectively, in our condensed consolidated statements of operations. We recorded net amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $10.4 million and $12.6 million for the six months ended June 30, 2020 and 2019, respectively, in our condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.  DEBT

($ in millions)	June 30, 2020	December 31, 2019
Senior unsecured notes due 2024 and unamortized premium(1)	$606.1	$606.8
Asset based revolving credit facility	56.5	—
Delayed draw term loan facility	—	—
Finance leases	84.9	67.3
Promissory notes	20.2	20.4
Debt issuance costs	(8.8)	(7.2)
Total debt	758.9	687.3
Less: current maturities	(34.1)	(32.5)
Long-term debt, net of current maturities	$724.8	$654.8

(1) The effective interest rate for these notes was 6.56% as of both June 30, 2020 and December 31, 2019.

Asset Based Revolving Credit Facility

As of June 30, 2020, we had $19.7 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or London Interbank Offered Rate ("LIBOR") loans denominated in U.S. dollars. The interest rate for loans under the Revolving Facility was 3.50% as of June 30, 2020.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at June 30, 2020 was $137.3 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. The Revolving Facility is secured by a first priority lien and security interest on substantially all of our and our guarantor subsidiaries’ personal property (the "Revolving Facility Collateral"). The agreement governing the Revolving Facility contains customary representations, warranties, covenants and events of default. As of June 30, 2020, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility. On July 30, 2020, we elected to reduce the commitment amount of the Revolving Facility from $350.0 million to $300.0 million effective August 4, 2020. The reduction does not result in any change in our total available liquidity.

Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the "Agreement") with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provides for a $180.0 million delayed draw term loan facility (the "Credit Facility"). The Agreement permits borrowings until December 15, 2021, and any such borrowings will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 6.375% senior unsecured notes due 2024 ("2024 Notes") remain outstanding on such date). In connection with entering into the Agreement, we incurred $2.2 million of debt issuance costs. We entered into the Agreement to enhance our liquidity and financial flexibility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00%, and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount borrowed. Additionally, each draw on the Credit Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and personal property of the Company and its guarantor subsidiaries that is not secured by a first priority security interest under our Revolving Facility (the "Revolving Facility Collateral") and a second priority security interest on the Revolving Facility Collateral. The Agreement contains customary representations, warranties, covenants and events of default, but does not contain any financial maintenance covenants.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. LEASES

Supplemental balance sheet information related to leases was as follows:

($ in millions)	Balance Sheet Classification	June 30, 2020		December 31, 2019
Assets:
Operating	Operating lease assets	$70.3		$69.8
Finance	Property, plant and equipment, net	109.6	(1)	91.5	(2)
Total lease assets		$179.9		$161.3
Liabilities:
Current liabilities:
Operating	Current operating lease liabilities	$13.7		$12.9
Finance	Current maturities of long-term debt	24.3		24.2
Long-term liabilities
Operating	Long-term operating lease liabilities	59.8		59.7
Finance	Long-term debt, net of current maturities	60.6		43.1
Total lease liabilities		$158.4		$139.9

(1) Net of $36.5 million of accumulated amortization.
(2) Net of $29.4 million of accumulated amortization.

Supplemental statement of operations information related to leases was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020		2019		2020		2019
Operating lease cost
Cost of goods sold before depreciation, depletion and amortization	$4.8		$6.1		$10.3		$12.0
Selling, general and administrative expenses	0.7		0.5		1.4		1.0
Total operating lease cost	5.5	(1)	6.6	(2)	11.7	(3)	13.0	(4)

Finance lease cost
Depreciation, depletion and amortization	3.9		2.9		7.6		5.6
Interest expense, net	0.7		0.7		1.5		1.3
Total finance lease cost	4.6		3.6		9.1		6.9
Total lease cost	$10.1		$10.2		$20.8		$19.9

(1) Included short-term lease and variable lease costs of $1.0 million.
(2) Included short-term lease and variable lease costs of $1.8 million.
(3) Included short-term lease and variable lease costs of $2.7 million.
(4) Included short-term lease and variable lease costs of $3.3 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2020 (remainder of year)	$8.6	$12.9
2021	16.8	26.4
2022	13.7	21.5
2023	12.1	15.7
2024	11.2	8.9
2025	8.6	4.4
Thereafter	18.9	1.4
Total lease payments	89.9	91.2
Less interest	16.4	6.3
Present value of lease liabilities	$73.5	$84.9

Lease term and discount rate were as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.5 years	6.6 years
Finance leases	3.8 years	3.4 years
Weighted-average discount rate:
Operating leases	5.7%	6.2%
Finance leases	3.6%	3.8%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.6	$9.4
Operating cash flows for finance leases	1.5	1.3
Financing cash flows for finance leases	8.3	10.4
Net assets obtained in exchange for finance lease liabilities	13.7	7.7
Net right-of-use assets obtained in exchange for operating lease liabilities	7.4	3.9

9.   NON-CONTROLLING INTEREST

Through our ownership of Polaris Materials Corp., we previously held a 70% interest in Eagle Rock Materials Ltd. ("Eagle Rock"), which was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. During the six months ended June 30, 2020, all ownership interest in Eagle Rock reverted back to the Company, such that Eagle Rock is now a wholly owned subsidiary. This resulted in the elimination of the previously recorded $3.3 million Eagle Rock non-controlling interest.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.  FAIR VALUE MEASUREMENTS

The methodologies and the fair value measurement levels used to determine the fair value of our financial assets and liabilities at June 30, 2020 were the same as those used at December 31, 2019.

The following table provides a reconciliation of the changes in Level 3 fair value measurements:

($ in millions)	Contingent Consideration
Balance at December 31, 2019	$27.2
Change in valuation	(5.5)	(1)
Payments	(10.7)
Balance at June 30, 2020	$11.0	(2)

(1)Resulted primarily from changes in management projections of EBITDA.
(2)Includes $8.4 million present value for a payout to be made in 2021 for which the performance threshold has been met and $2.0 million of fair value contingent consideration based on a probability-weighted analysis of 2020 EBITDA projections. The maximum potential payment of all contingent consideration outstanding as of June 30, 2020 was $18.0 million, the majority of which would be due and payable through April 2022. The weighted-average discount rate used in the June 30, 2020 valuation was 4.9%.

Other Financial Instruments

The fair value of our 2024 Notes, which was estimated based on quoted prices in markets that are not active (i.e., Level 2 inputs), was $595.5 million as of June 30, 2020. The carrying values of the outstanding amounts under our Revolving Facility and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates.

11.  STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the "LTI Plan"). As of June 30, 2020, there were approximately 54,000 shares remaining for future issuance under the LTI Plan. Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

We recognized stock-based compensation expense of $2.5 million and $6.2 million during the three and six months ended June 30, 2020, respectively, and $9.4 million and $11.1 million during the three and six months ended June 30, 2019, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used to estimate the fair value of performance-based restricted stock units granted in 2020 were as follows:

2020
Expected term (years)	1.1 to 1.6
Expected volatility	43.8%
Risk-free interest rate	0.9%
Vesting price(1)	$43.23 - $55.21
Grant date fair value per share	$11.49 - $16.24

(1)The vesting price is the average of the daily volume-weighted average share price of U.S. Concrete's common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant, based on hurdles established on March 1, 2020.

12.  INCOME TAXES

We recorded income tax expense of $4.3 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2020, respectively. For the six months ended June 30, 2020, our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the six months ended June 30, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for share-based compensation.

In addition to the interest limitation change, the CARES Act includes modifications for net operating loss carryforwards and carrybacks, immediate refund of alternative minimum tax credit carryforwards and a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property. The CARES Act also includes non-income tax relief for which we will benefit, including the deferral of certain payroll tax payments and payroll tax credits for retaining employees. For the three and six months ended June 30, 2020, we recognized $2.0 million for these credits, which are intended to be a reimbursement for certain wage and benefit costs we would have otherwise not incurred.

On July 28, 2020, the U.S. Treasury released final and proposed regulations regarding the provision of the 2017 Act that limits the deduction for business interest expense. The guidance is not effective until 60 days after being published in the Federal Register. We will continue to monitor the expected impacts on our filing positions and financial statements and will recognize such amounts as a one-time discrete income tax benefit in the period the guidance is finalized.

For the three and six months ended June 30, 2019, we recorded income tax expense of $0.7 million and an income tax benefit of less than $0.1 million, respectively. For the period ended June 30, 2019, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the 2017 Act and (iii) state income taxes.

13.  EARNINGS (LOSS) PER SHARE

Potentially dilutive shares totaling 0.8 million and 0.6 million for the three and six months ended June 30, 2020, respectively, and 0.6 million for both the three and six months ended June 30, 2019 were excluded from the diluted earnings per share calculations, as their effect would have been anti-dilutive or their associated performance targets had not been met. These shares related to unvested restricted stock awards and restricted stock units.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of August 4, 2020, there were no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2020.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2020.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of August 4, 2020, there were no material pending claims related to such indemnification.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation. We record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, was $30.0 million as of June 30, 2020 and $23.3 million as of December 31, 2019.

Performance Bonds

In the normal course of business, we and our subsidiaries were contingently liable under $12.9 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2020. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables set forth certain financial information relating to our operations by reportable segment ($ in millions):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$272.4	$314.0	$564.6	$604.4
Aggregate products
Sales to external customers	38.2	36.2	69.3	67.9
Intersegment sales	16.3	13.3	28.8	24.5
Total aggregate products	54.5	49.5	98.1	92.4
Total reportable segment revenue	326.9	363.5	662.7	696.8
Other products and eliminations	(4.2)	4.0	(5.6)	3.8
Total revenue	$322.7	$367.5	$657.1	$700.6

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$38.1	$38.1	$69.8	$72.6
Aggregate products	21.6	12.2	32.9	22.6
Total reportable segment Adjusted EBITDA	$59.7	$50.3	$102.7	$95.2

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income:
Total reportable segment Adjusted EBITDA	$59.7	$50.3	$102.7	$95.2
Other products and eliminations from operations	0.3	1.6	0.4	1.5
Corporate overhead	(16.3)	(22.3)	(31.9)	(36.9)
Depreciation, depletion and amortization for reportable segments	(23.7)	(23.4)	(45.5)	(44.1)
Interest expense, net	(11.4)	(11.6)	(22.8)	(23.2)
Change in value of contingent consideration for reportable segments	5.8	(0.3)	5.5	(1.3)
Hurricane-related loss recoveries, net	—	2.1	—	2.1
Eminent domain matter	—	5.3	—	5.3
Purchase accounting adjustments for inventory	(2.6)	—	(4.2)	—
Loss on mixer truck fire	—	(0.1)	—	(0.7)
Realignment initiative costs	(0.8)	—	(0.8)	—
Corporate, other products and eliminations other income (loss), net	(0.2)	—	(0.3)	0.4
Income (loss) from operations before income taxes	10.8	1.6	3.1	(1.7)
Income tax benefit (expense)	(4.3)	(0.7)	0.6	—
Net income (loss)	$6.5	$0.9	$3.7	$(1.7)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital Expenditures:
Ready-mixed concrete	$4.3	$5.8	$8.7	$11.6
Aggregate products	2.5	4.4	5.3	5.6
Other products and corporate	0.1	0.7	0.2	0.9
Total capital expenditures	$6.9	$10.9	$14.2	$18.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by Product:
Ready-mixed concrete	$272.4	$314.0	$564.6	$604.4
Aggregate products	38.2	36.2	69.3	67.9
Building materials	5.8	8.3	12.1	12.9
Aggregates distribution	5.0	6.4	8.7	11.7
Hauling	0.8	1.4	1.3	2.3
Other	0.5	1.2	1.1	1.4
Total revenue	$322.7	$367.5	$657.1	$700.6

	June 30, 2020	December 31, 2019
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$288.9	$286.4
Aggregate products	480.3	359.6
Other products and corporate	24.9	27.5
Total identifiable assets	$794.1	$673.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the updated risk factor(s) in Part II, Item 1A as well as our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”). Our 2019 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results. Unless noted otherwise, discussions referring to the quarter reflect results for three months ended June 30, 2020 compared to results for the three months ended June 30, 2019, and discussions referring to the first half of the year reflect results for the six months ended June 30, 2020 compared to the results for the six months ended June 30, 2019.

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 85.9% of our revenue for the six months ended June 30, 2020) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, Northern California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 10.5% of our revenue for the six months ended June 30, 2020, excluding $28.8 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; New York; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 6.6 million tons of aggregates during the six months ended June 30, 2020, with Canada representing 43%, Texas/Oklahoma representing 32%, New Jersey/New York representing 23%, and the U.S. Virgin Islands representing 2% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Coronavirus Impact

On January 30, 2020, the World Health Organization declared a global emergency with respect to the outbreak of coronavirus ("COVID-19"). On March 13, 2020, President Trump declared the COVID-19 pandemic a national emergency. Residents throughout the U.S. have spent varying periods under "stay-at-home" or "shelter-in-place" orders. The full, long-term impacts of the pandemic are unknown and rapidly evolving. Construction has generally been considered an "essential" service and thus excluded from many stay-at-home orders. While we generally remained operational during the quarter in the regions we serve with the implementation of new, enhanced safety and health protocols, certain of our operations were more negatively impacted, particularly in April and May, in states with stringent restrictions. As restrictions gradually lifted, construction levels began improving in many of those areas. We continue to monitor the impact on our customers and our ongoing projects and pipeline. The business contingency plans and cost-cutting measures that we have implemented, and continue to implement, across our operations, which are continually reviewed and updated in response to the evolving pandemic, helped to mitigate the impact from the decrease in ready-mixed concrete sales volumes on our operating income in the second quarter of 2020. Given the unprecedented uncertainty surrounding COVID-19, we are currently unable to estimate the impact the pandemic will have on our results of operations for the full year of 2020 and beyond.

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

Results of Operations

The discussions that follow reflect results for the three and six months ended June 30, 2020 (quarter and first half of the year, respectively) compared to the three and six months ended June 30, 2019, respectively, unless otherwise noted.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
($ in millions except selling prices)	2020	2019	Change(1)	2020	2019	Change(1)
Revenue	$322.7	$367.5	(12.2)%	$657.1	$700.6	(6.2)%
Cost of goods sold before depreciation, depletion and amortization	250.1	296.8	(15.7)	524.0	565.2	(7.3)
Selling, general and administrative expenses	31.7	39.2	(19.1)	65.4	71.3	(8.3)
Depreciation, depletion and amortization	25.2	25.1	0.4	48.6	47.9	1.5
Change in value of contingent consideration	(5.8)	0.3	NM	(5.5)	1.3	NM
Loss (gain) on sale/disposal of assets, net	(0.1)	0.1	(200.0)	(0.1)	1.0	(110.0)
Operating income	21.6	6.0	260.0	24.7	13.9	77.7
Interest expense, net	11.4	11.6	(1.7)	22.8	23.2	(1.7)
Other income, net	(0.6)	(7.2)	(91.7)	(1.2)	(7.6)	84.2
Income (loss) before income taxes	10.8	1.6	575.0	3.1	(1.7)	282.4
Income tax expense (benefit)	4.3	0.7	514.3	(0.6)	—	NM
Net income (loss)	6.5	0.9	622.2	3.7	(1.7)	317.6
Less: Net income (loss) attributable to non-controlling interest	(0.1)	0.2	(150.0)	0.2	0.3	(33.3)
Net income (loss) attributable to U.S. Concrete	$6.6	$0.7	842.9%	$3.5	$(2.0)	275.0

Ready-Mixed Concrete Data:
Average selling price ("ASP") per cubic yard	$137.18	$138.40	(0.9)%	$140.77	$138.97	1.3%
Sales volume in thousand cubic yards	1,982	2,264	(12.5)%	4,003	4,342	(7.8)%

Aggregate Products Data:
ASP per ton(2)	$12.83	$11.83	8.5%	$12.56	$11.96	5.0%
Sales volume in thousand tons	3,188	2,878	10.8%	5,820	5,376	8.3%

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

Revenue. Revenue for the quarter decreased 12.2%, or $44.8 million, primarily resulting from lower sales of ready-mixed concrete and other products, partially offset by record sales of aggregate products. Impacted by regional COVID-19 restrictions, ready-mixed concrete sales decreased $41.6 million as a result of lower volume, and sales of other products and eliminations decreased $8.2 million. Our ready-mixed concrete operations in New York and California, both states that had more stringent restrictions related to COVID-19, accounted for the majority of the declines, while sales in our West Texas market increased. Although we saw increased pricing in each of our ready-mixed concrete operating regions, our overall ASP declined due to changes in the product and geographical mix of our revenue. Aggregate product sales for the quarter of $54.5 million, including $7.0 million from our newly acquired Coram Materials business, represented our highest level ever in a single quarter. Our quarterly aggregate products sales were impacted by market variations as higher sales in the Northeast and Texas, including a new greenfield operation, were partially offset by declines in our other markets.

Revenue for the first half of 2020 decreased 6.2% due primarily to declines in sales of our ready-mixed concrete and other products and eliminations, partially offset by increases in sales of our aggregate products. Ready-mixed concrete sales decreased $39.8 million in the first half of 2020, with the decline occurring predominantly in New York and California due primarily to more stringent restrictions related to COVID-19 and our Dallas/Fort Worth market, which experienced volume declines in the first three months of 2020 due to inclement weather. Aggregate products sales increased $5.7 million in the first half of 2020, with increases in our operations in the Northeast and Texas partially offset by declines in our other markets. Aggregate products sales occurring in the first half of 2020 included $9.6 million of sales generated by our Coram Materials business following the acquisition date.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A decreased $46.7 million, or 15.7%, for the quarter and $41.2 million, or 7.3%, for the first half of 2020, with the majority from lower variable costs (which include primarily raw material costs, labor and benefits costs, utilities and delivery costs) due to lower sales volumes of ready-mixed concrete. In addition to the impact of lower sales volume during the quarter, delivery fuel costs also benefited from lower diesel costs and less congested traffic patterns. As a percentage of revenue, cost of goods sold before DD&A decreased by 330 basis points in the quarter and 100 basis points in the first half of 2020, primarily due to product mixes and lower fuel costs, partially offset by higher insurance costs. In addition, with aggregate product demand shifts in certain markets due to changing order patterns, we have experienced incremental costs to manage our aggregate inventories. We expect these incremental costs to be short term in nature and not occur throughout the entirety of 2020.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased $7.5 million, or 19.1%, for the quarter and $5.9 million, or 8.3%, for the first half of 2020. Stock-based compensation expense, which was $6.9 million lower for the quarter and $4.9 million lower for the first half of 2020, accounted for the majority of the reduction in SG&A expenses. In addition, management implemented additional cost-saving measures in response to the COVID-19 pandemic, particularly impacting travel, entertainment and labor. The reduction in labor expenses was partially offset by certain severance costs resulting from these cost-saving initiatives.

Change in value of contingent consideration.  The non-cash gain on the revaluation of contingent consideration recorded during the quarter and first half of 2020 resulted primarily from changes to management's expectations of EBITDA for 2020.

Loss on sale/disposal of assets, net. The first half of 2019 included $0.7 million for the impact of a mixer truck fire and a $0.3 million write-off of property no longer in use.

Other income, net. The second quarter of 2019 and the first half of 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from the 2017 hurricane losses in our U.S. Virgin Island operations, neither of which were repeated in 2020.

Income taxes.  We recorded income tax expense of $4.3 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2020, respectively. For the first half of 2020, our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million during the first half of 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for share-based compensation.

In addition to the interest limitation change, the CARES Act includes modifications for net operating loss carryforwards and carrybacks, immediate refund of alternative minimum tax credit carryforwards and a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property. The CARES Act also includes non-income tax relief for which we will benefit, including the deferral of certain payroll tax payments and payroll tax credits for retaining employees. For the three and six months ended June 30, 2020, we recognized $2.0 million for these credits, which are intended to be a reimbursement for certain wage and benefit costs we would have otherwise not incurred.

On July 28, 2020, the U.S. Treasury released final and proposed regulations regarding the provision of the 2017 Act that limits the deduction for business interest expense. The guidance is not effective until 60 days after being published in the Federal Register. We will continue to monitor the expected impacts on the Company's filing positions and financial statements and will recognize such amounts as a one-time discrete income tax benefit in the period the guidance is finalized. It is estimated we will recognize a tax benefit of approximately $8 million to $10 million related to the change in interpretation of the applicable statute contained in the final regulations concerning depreciation and depletion capitalized to inventory. This amount includes the benefit of certain net operating loss carrybacks as modified by the CARES Act. We also anticipate the final regulations will have a favorable impact on our effective tax rate for the remainder of 2020 and for 2021.

We recorded income tax expense of $0.7 million and an income tax benefit of less than $0.1 million for the three and six months ended June 30, 2019, respectively. For the first half of 2019, our effective tax rate differed from the federal statutory rate primarily due to (i) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (ii) adjustments related to the tax rate change enacted as part of the 2017 Act and (iii) state income taxes.

Segment Operating Results

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), excluding the impact of income taxes (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

Ready-Mixed Concrete

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%	2020	2019	%
Ready-Mixed Concrete Segment:
Revenue	$272.4	$314.0	(13.2)%	$564.6	$604.4	(6.6)%
Segment revenue as a percentage of total revenue	84.4%	85.4%		85.9%	86.3%
Adjusted EBITDA	$38.1	$38.1	—%	$69.8	$72.6	(3.9)%
Adjusted EBITDA as a percentage of segment revenue	14.0%	12.1%		12.4%	12.0%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$137.18	$138.40	(0.9)%	$140.77	$138.97	1.3%
Sales volume in thousand cubic yards	1,982	2,264	(12.5)%	4,003	4,342	(7.8)%

(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  Despite the decline in revenue, actions taken from our business contingency plans in the form of labor management, concrete mix optimization, higher asset utilization and delivery efficiencies, which included lower fuel costs, resulted in Adjusted EBITDA for the quarter being equal to the second quarter of 2019. For the first half of the year, Adjusted EBITDA was lower than the first half of 2019, primarily from the impact of the first quarter of 2020, which was down primarily due to higher delivery expense as well as repair and maintenance costs for certain of our vehicle fleet.

Aggregate Products

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%	2020	2019	%
Aggregate Products Segment:
Sales to external customers	$38.2	$36.2		$69.3	$67.9
Intersegment sales(1)	16.3	13.3		28.8	24.5
Total aggregate products revenue	$54.5	$49.5	10.1%	$98.1	$92.4	6.2%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	11.8%	9.8%		10.5%	9.7%
Adjusted EBITDA	$21.6	$12.2	77.0%	$32.9	$22.6	45.6%
Adjusted EBITDA as a percentage of total aggregate products revenue	39.6%	24.6%		33.5%	24.5%

Aggregate Products Data:
ASP per ton(2)	$12.83	$11.83	8.5%	$12.56	$11.96	5.0%
Sales volume in thousand tons	3,188	2,878	10.8%	5,820	5,376	8.3%

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

Adjusted EBITDA.  For both the quarter and the first half of 2020, Adjusted EBITDA for our aggregate products segment benefited from the Coram Acquisition and increased volume in Texas, including the benefit of the new Texas greenfield operation, operating efficiencies at our aggregate facilities and leverage from the record sales volume. Adjusted EBITDA in the second quarter of 2019 was hampered by inclement weather in our North Texas and Oklahoma markets.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our credit facilities, including our (1) asset-based revolving credit facility (the "Revolving Facility"), which provides for borrowings of up to $300.0 million, subject to a borrowing base, and (2) delayed draw term loan facility (the "Credit Facility"), which provides for borrowings of up to $180.0 million. As of June 30, 2020, we had $17.5 million of cash and cash equivalents, $137.3 million of available borrowing capacity under the Revolving Facility and $180.0 million of availability under the Credit Facility, providing total available liquidity of $334.8 million. On February 24, 2020, we borrowed $140.0 million under the Revolving Facility to finance the Coram Acquisition. Proceeds from the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility. On July 30, 2020, we elected to reduce the commitment amount of the Revolving Facility from $350.0 million to $300.0 million effective August 4, 2020. The reduction does not result in any change in our total available liquidity.

The following key financial measurements reflect our financial condition as of June 30, 2020 and December 31, 2019:

($ in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$17.5	$40.6
Working capital	$56.9	$103.7
Total debt (1)	$758.9	$687.3

(1)  Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and any borrowings under the Revolving Facility and Credit Facility.

Our primary liquidity needs over the next 12 months consist of (1) working capital requirements; (2) debt service obligations; (3) capital expenditures; and (4) payments related to strategic acquisitions, including approximately $10.0 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and the Credit Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. We initiated business contingency planning and will continue to adjust those plans as needed to mitigate the impact of the COVID-19 pandemic on our cash needs. If, however, availability under the Revolving Facility, the Credit Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate or COVID-19 operating restrictions;
•declines in gross margins due to shifts in our product mix, increases in fixed or variable costs or the impact of COVID-19;
•any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers, including from COVID-19;
•any further COVID-19 impacts to our business; and
•inclement weather beyond normal patterns that could reduce our sales volumes.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$84.1	$40.6
Investing activities	(154.1)	(11.4)
Financing activities	46.9	(24.3)
Effect of exchange rates on cash and cash equivalents	—	(0.1)
Net increase (decrease) in cash	$(23.1)	$4.8

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest.  Overall, the improvement in cash generated from operations was driven primarily by higher accounts receivable collections, management's cost control initiatives, and our ongoing initiatives to optimize our working capital.

Investing activities in 2020 included the payment of $140.2 million for the acquisition of Coram Materials. In addition, we incurred $14.2 million and $18.1 million during the six months ended June 30, 2020 and 2019, respectively, primarily to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. During the first half of 2019, we also received $6.0 million of proceeds from an eminent domain matter and insurance proceeds relating to property damage suffered in 2017.

At the beginning of 2020, we expected to invest (excluding any acquisitions) between $65.0 million and $75.0 million in capital, including expenditures financed through finance leases, during the year; however, due to the COVID-19 pandemic, we have reduced the amount of such expenditures for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. We continue to monitor the COVID-19 pandemic and related economic repercussions, and will re-evaluate our capital investments accordingly.

Financing activities during the first six months of 2020 included $56.5 million of net borrowings under our Revolving Facility and $14.5 million of proceeds from finance lease transactions primarily for our Texas greenfield aggregates operation. During the first six months of 2020, we made payments of $10.8 million primarily related to our finance leases and promissory notes and paid $9.9 million for contingent and deferred consideration obligations. Cash provided by financing activities in the first half of 2020 benefited from the deferral of $8.4 million of promissory note and finance lease payments that were deferred to mitigate the cash flow impact from the COVID-19 pandemic. Financing activities during the first six months of 2019 included $5.5 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, during the first six months of 2019, we made payments of $16.2 million primarily related to our finance leases and promissory notes and paid $11.6 million for contingent and deferred consideration obligations.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility

We have a Revolving Facility with certain financial institutions named therein as lenders (the "Lenders") and Bank of America, N.A., as agent for the Lenders that provides for up to $300.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or the London Interbank Offered Rate “LIBOR" loans denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Amended and Restated Loan and Security Agreement (the "Third Loan Agreement"), which matures August 31, 2022. Our availability under the Revolving Facility at June 30, 2020 was $137.3 million.

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries' ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2020, we had $56.5 million outstanding under the Revolving Facility, and we were in compliance with all covenants under the Third Loan Agreement.

Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the “Agreement”) with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provides for a $180.0 million delayed draw term loan facility (the "Credit Facility"). The Agreement permits borrowings until December 15, 2021, which beginning September 30, 2020 are reduced by approximately $0.5 million each quarter through September 30, 2021. Any such borrowings outstanding will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 6.375% Senior Notes due 2024 (the "2024 Notes") remain outstanding on such date). We entered into the Agreement to enhance our liquidity and financial flexibility. Proceeds of the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00% and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount of the loans borrowed. Additionally, each draw on the Credit Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of the Company and its subsidiary guarantors that is not secured by a first priority security interest under the Revolving Facility (the "Revolving Facility Collateral") and a second priority security interest on the Revolving Facility Collateral. The Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries’ ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions, but it does not contain any financial maintenance covenants.

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

The 2024 Notes and the guarantees thereof are effectively subordinated to all of the Issuer's and the Guarantor Subsidiaries' existing and future secured obligations, including obligations under the Revolving Facility and the Credit Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and the Guarantor Subsidiaries' future subordinated indebtedness; pari passu in right of payment with any of our and the Guarantor Subsidiaries' existing and future senior indebtedness, including our and the Guarantor Subsidiaries' obligations under the Revolving Facility and the Credit Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any Non-Guarantor Subsidiaries.

Supplemental Guarantor Financial Information

In March 2020, the Securities and Exchange Commission adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the Issuers and Guarantor Subsidiaries for the most recent fiscal year and the year-to-date interim period, and the required disclosures have been removed from the notes to these condensed consolidated financial statements and are instead provided below.

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to eliminate intercompany transactions between the Issuer and the Guarantor Subsidiaries. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiaries generally based on legal entity ownership. Issuer investments in, and earnings of, Non-Guarantor Subsidiaries are excluded from the summarized financial information presented below.

Balance Sheets ($ in millions)	June 30, 2020	December 31, 2019
Current Assets:
Amounts due from Non-Guarantor Subsidiaries, current	$3.6	$8.9
Other current assets	267.4	320.2
Long-term Assets:
Property, plant and equipment, net	598.0	470.3
Amounts due from Non-Guarantor Subsidiaries, long-term	121.0	111.4
Other long-term assets	301.0	307.7
Current Liabilities:
Total current liabilities	$239.9	$245.9
Long-term Liabilities:
Long-term debt	723.5	653.3
Other long-term liabilities	113.9	120.2

Income Statements ($ in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Revenue	$605.5	$1,361.2
Cost of goods sold before depreciation, depletion and amortization	489.4	1,107.6
Operating income	20.9	50.1
Net income	1.3	5.5

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $105.1 million of remaining principal as of June 30, 2020. During the quarter ended June 30, 2020, due to uncertainty associated with the COVID-19 pandemic, we negotiated with certain of our lenders for a 90-day deferral of monthly payments for a total short-term liquidity benefit of $8.4 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt" to our consolidated financial statements included in this report.
Inflation

We experienced minimal increases in operating costs during the first six months of 2020 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2019 10-K. Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of Part II of the 2019 10-K for a discussion of our critical and significant accounting policies and Note 2, "Significant Accounting Policies" to our interim unaudited condensed consolidated financial statements included in this report for a discussion of the impact of the new credit loss standard that we adopted as of January 1, 2020.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•general economic and business conditions, which will, among other things, affect demand for commercial and residential construction;
•our ability to successfully implement our operating strategy;
•our ability to successfully identify, manage, and integrate acquisitions;
•governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
•seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
•the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
•our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
•our ability to retain key personnel and maintain satisfactory labor relations;
•disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;
•product liability, property damage, results of litigation, and other claims and insurance coverage issues;
•our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
•the effects of currency fluctuations on our results of operations and financial condition;
•the length and severity of the COVID-19 pandemic;
•the pace of recovery following the COVID-19 pandemic;
•our ability to implement cost containment strategies; and
•the adverse effects of COVID-19 on our business, the economy and the markets we serve.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our 2019 10-K and "Risk Factors" in Item 1A of Part II of our subsequent quarterly reports on Form 10-Q.
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

Item 4.  Controls and Procedures

Acquisition

We are in the process of integrating Coram Materials, which we acquired on February 24, 2020. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020, excludes an assessment of the internal control over financial reporting related to the Coram Acquisition. Coram Materials represented 9.1% of our consolidated total assets and 1.5% of our consolidated revenue included in our condensed consolidated financial statements as of and for the three months ended June 30, 2020.

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
Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in "Risk Factors” in Item 1A of Part I of the 2019 10-K and in "Risk Factors" in Item 1A of Part II of the Quarterly Report on Form 10-Q for the period ended March 31, 2020 other than shown below and the potential impact of the COVID-19 pandemic on all of our existing risks. Readers should carefully consider the new risk factor, as well as the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2019 10-K and in "Risk Factors" in Item 1A of Part II of the Quarterly Report on Form 10-Q for the period ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in the 2019 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The limiting of construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary in the construction industry, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have reduced our sales and delayed certain construction projects since mid-March 2020. While we have generally remained operational in the regions in which we serve with the implementation of new enhanced safety and health protocols certain of our operations were more negatively impacted particularly in April and May of 2020 in states with more stringent restrictions. For example, our ready-mixed concrete sales decreased $39.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily resulting from a decline in ready-mixed concrete operations in New York and California, both of which had more stringent restrictions relating to COVID-19.

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

We expect our business to continue to be negatively impacted during the COVID-19 disruptions. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) continue to occur, whether individually or collectively, we would expect to continue to experience, among other things, decreases in revenues and profitability. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate less or no revenue, which could be prolonged. Along with a potential increase in cancellations of projects, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Revolving Facility, the Credit Facility, or the 2024 Notes and the related Indenture; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended June 30, 2020:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
April 1 - April 30, 2020	11,861	$14.16	—	$—
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	—	—	—	—
Total	11,861	$14.16	—	$—

(1)Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

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

U.S. CONCRETE, INC.

Date:	August 4, 2020	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)