Form 10-Q
period 2020-09-30
U.S. CONCRETE, INC.
filed 2020-10-29
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 16,675,705 shares of common stock, par value $0.001 per share, of the registrant outstanding as of October 20, 2020.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$405.5	$40.6
Trade accounts receivable, net	232.4	233.1
Inventories	68.9	59.0
Other receivables, net	10.2	8.4
Prepaid expenses and other	10.9	7.9
Total current assets	727.9	349.0
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $342.7 as of September 30, 2020 and $289.9 as of December 31, 2019	786.7	673.5
Operating lease assets	69.7	69.8
Goodwill	239.5	239.5
Intangible assets, net	76.6	92.4
Other assets	15.3	9.1
Total assets	$1,915.7	$1,433.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137.2	$136.4
Accrued liabilities	99.4	63.5
Current maturities of long-term debt	435.0	32.5
Current operating lease liabilities	14.0	12.9
Total current liabilities	685.6	245.3
Long-term debt, net of current maturities	667.8	654.8
Long-term operating lease liabilities	59.1	59.7
Other long-term obligations and deferred credits	45.5	49.1
Deferred income taxes	56.1	54.8
Total liabilities	1,514.1	1,063.7
Commitments and contingencies (Note 14)
Equity:
Additional paid-in capital	361.0	348.9
Retained earnings	54.8	31.1
Treasury stock, at cost	(37.9)	(36.6)
Total shareholders' equity	377.9	343.4
Non-controlling interest	23.7	26.2
Total equity	401.6	369.6
Total liabilities and equity	$1,915.7	$1,433.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$374.2	$408.9	$1,031.3	$1,109.5
Cost of goods sold before depreciation, depletion and amortization	283.9	321.2	807.9	886.4
Selling, general and administrative expenses	32.1	32.0	97.5	103.3
Depreciation, depletion and amortization	25.8	22.3	74.4	70.2
Change in value of contingent consideration	0.1	0.3	(5.4)	1.6
Loss (gain) on sale/disposal of assets, net	—	(0.2)	(0.1)	0.8
Operating income	32.3	33.3	57.0	47.2
Interest expense, net	12.0	11.6	34.8	34.8
Other income, net	(0.4)	(0.2)	(1.6)	(7.8)
Income before income taxes	20.7	21.9	23.8	20.2
Income tax expense (benefit)	(3.4)	8.3	(4.0)	8.3
Net income	24.1	13.6	27.8	11.9
Less: Net income attributable to non-controlling interest	0.6	0.6	0.8	0.9
Net income attributable to U.S. Concrete	$23.5	$13.0	$27.0	$11.0

Earnings per share attributable to U.S. Concrete:
Basic	$1.42	$0.79	$1.63	$0.67
Diluted	$1.42	$0.79	$1.63	$0.67

Weighted average shares outstanding:
Basic	16.6	16.5	16.6	16.4
Diluted	16.6	16.5	16.6	16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)
(Unaudited)

	# of Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	16.6	$329.6	$16.2	$(33.4)	$312.4	$24.8	$337.2
Stock-based compensation	—	1.7	—	(1.1)	0.6	—	0.6
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Net income (loss)	—	—	(2.7)	—	(2.7)	0.1	(2.6)
March 31, 2019	16.6	331.5	13.5	(34.5)	310.5	24.9	335.4
Stock-based compensation	0.1	9.4	—	(1.1)	8.3	—	8.3
Net income	—	—	0.7	—	0.7	0.2	0.9
June 30, 2019	16.7	340.9	14.2	(35.6)	319.5	25.1	344.6
Stock-based compensation	—	5.3	—	—	5.3	—	5.3
Net income	—	—	13.0	—	13.0	0.6	13.6
September 30, 2019	16.7	$346.2	$27.2	$(35.6)	$337.8	$25.7	$363.5

December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes (Note 2)	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest (Note 9)	—	3.3	—	—	3.3	(3.3)	—
Stock-based compensation	—	3.7	—	(1.1)	2.6	—	2.6
Net income (loss)	—	—	(3.1)	—	(3.1)	0.3	(2.8)
March 31, 2020	16.7	355.9	24.7	(37.7)	342.9	23.2	366.1
Stock-based compensation	—	2.5	—	(0.2)	2.3	—	2.3
Net income (loss)	—	—	6.6	—	6.6	(0.1)	6.5
June 30, 2020	16.7	358.4	31.3	(37.9)	351.8	23.1	374.9
Stock-based compensation	—	2.6	—	—	2.6	—	2.6
Net income	—	—	23.5	—	23.5	0.6	24.1
September 30, 2020	16.7	$361.0	$54.8	$(37.9)	$377.9	$23.7	$401.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.8	$11.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74.4	70.2
Amortization of debt issuance costs	1.6	1.3
Change in value of contingent consideration	(5.4)	1.6
Gains from eminent domain matter and property insurance claims	—	(6.0)
Deferred income taxes	2.1	2.0
Provision for doubtful accounts and customer disputes	1.7	2.2
Stock-based compensation	8.8	16.4
Other, net	(1.3)	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3.4)	(33.9)
Inventories	(2.0)	(2.7)
Prepaid expenses and other current assets	(4.4)	2.9
Other assets and liabilities	9.8	(1.3)
Accounts payable and accrued liabilities	35.7	27.7
Net cash provided by operating activities	145.4	92.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17.5)	(28.6)
Payment for acquisition of business	(141.8)	—
Proceeds from sale of property, plant and equipment	0.7	1.2
Proceeds from eminent domain matter and property insurance claims	—	6.0
Net cash used in investing activities	(158.6)	(21.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	400.0	—
Proceeds from revolver borrowings	347.9	273.3
Repayments of revolver borrowings	(347.9)	(277.2)
Payments for acquisition-related liabilities	(10.0)	(33.4)
Payments for finance leases, promissory notes and other	(17.7)	(24.2)
Proceeds from finance leases and other	14.5	0.2
Debt issuance costs	(7.5)	—
Shares redeemed for employee income tax obligations	(1.2)	(2.2)
Net cash provided by (used in) financing activities	378.1	(63.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	364.9	7.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40.6	20.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$405.5	$27.0

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$23.7	$24.4
Net cash paid for (refund from) income taxes	$(9.1)	$2.5

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$23.9	$19.4
Acquisitions funded by deferred consideration	$1.7	$—
Transfer of non-controlling interest	$3.3	$—

Approximately $0.6 million of accounts payable owed by the Company was effectively settled as part of the Coram Acquisition, as defined in Note 3 to these condensed consolidated financial statements, and was eliminated in consolidation in 2020.

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

Accounts receivable consist primarily of receivables from contracts with customers for the sale of ready-mixed concrete, aggregates and other products.  Accounts receivable initially are recorded at the transaction amount.  We utilize liens or other legal remedies in our collection efforts of certain accounts receivable.  Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts and customer disputes for our estimated losses on balances that may not be collected in full, which reduces the accounts receivable balance.  Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative expenses.  A provision for customer disputes recorded as a reduction to revenue also increases the allowance.  Accounts receivable are written off and reflected as a reduction to the allowance if and when we determine the receivable will not be collected.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Leases. During the nine months ended September 30, 2020, we entered into agreements for a deferral of certain finance lease payments and either extended maturity dates by 90 days, increased future monthly payments for additional interest, or agreed to pay the deferred amount in lump sum at maturity. The agreements were entered into to help mitigate the cash flow impact from the COVID-19 pandemic. In April 2020, the FASB issued interpretive guidance providing companies with the option to elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the enforceable rights and obligations existed in the original lease. Entities may make the elections as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, we can evaluate whether to account for these concessions (1) as if there were no changes made to the lease agreement and accordingly, continue to recognize expense and increase accounts payable, (2) as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease liability without reconsideration of the lease classification, or (3) as negative variable lease payments and accordingly, negative lease expense. We elected to account for the lease payment deferrals as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease obligations, with no reconsideration of lease classification during the quarter ended June 30, 2020. As of September 30, 2020, we expect to repay the remaining $6.2 million deferred amount over the next 5.4 years.

Debt. During the nine months ended September 30, 2020, we entered into agreements to defer certain promissory note payments and extend maturity dates by 90 days to mitigate the cash flow impact from the COVID-19 pandemic. The promissory note deferrals resulted in changes to the effective interest rates of these agreements. As of September 30, 2020, we expect to repay the remaining $2.1 million deferred amount over the next 3.3 years.

3.    BUSINESS COMBINATION

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, "Coram Materials"). Coram Materials is a sand and gravel products provider located on Long Island in New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of all of the equity of Coram Materials (the "Coram Acquisition") was accounted for as a business combination. We funded the initial cash purchase consideration through borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through the Coram Acquisition included an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves and approximately 7.5 million tons of in-place, proven, but unpermitted reserves. To effect this transaction, we incurred $0.6 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2020.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our accounting for the Coram Acquisition is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed including working capital and property, plant and equipment. The fair value of acquired receivables, inventory, machinery and equipment, land and buildings are based on inputs derived principally from, or corroborated by, observable market data (i.e., Level 2 inputs). The fair value of machinery and equipment, land and buildings was based on a market valuation approach or a cost valuation approach when a market valuation approach was unavailable. The estimates used for determining the fair value of the mineral reserves were unobservable and significant to the overall measurement (i.e., Level 3 inputs). The fair value of the mineral reserves was determined using an excess earnings approach, which required management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the aggregate facility over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.

The total consideration for the Coram Acquisition and the amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date were as follows:

($ in millions)	Coram Materials
Accounts receivable(1)	$2.0
Inventory	10.0
Other current assets	0.3
Property, plant and equipment	130.9
Total assets acquired	143.2
Current liabilities	0.1
Other long-term liabilities	0.2
Total liabilities assumed	0.3
Total consideration (fair value)(2)	$142.9

(1)     The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.
(2)     Consisted of a $140.2 million initial cash payment, a $1.7 million present value of deferred consideration, and a $1.6 million working capital adjustment paid in August 2020, less a $0.6 million settlement of accounts payable owed by the Company to Coram Materials at the acquisition date. The total amount of deferred consideration was $2.0 million, which is payable over two years.

Impact of Coram Acquisition

During the three months ended September 30, 2020, the Coram Materials business generated revenue of $10.2 million, including intersegment sales of $4.4 million, and generated operating income of $6.3 million. During the period from the acquisition date to September 30, 2020, the Coram Materials business generated revenue of $19.8 million, including intersegment sales of $8.1 million, and generated operating income of $7.4 million. The results of this acquired business are included in our aggregate products segment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unaudited pro forma consolidated financial results shown below represent our estimate of the Company's results of operations as if the Coram Acquisition had been completed on January 1, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share)	2020	2019	2020	2019
Revenue	$374.2	$413.2	$1,033.4	$1,122.8
Net income attributable to U.S. Concrete	$24.6	$13.1	$32.3	$11.3

Net income per share attributable to U.S. Concrete - basic	$1.48	$0.79	$1.95	$0.69
Net income per share attributable to U.S. Concrete - diluted	$1.48	$0.79	$1.95	$0.69

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

The unaudited pro forma amounts above reflect the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Decrease (increase) in cost of goods sold related to fair value increase in inventory	$0.4	$(1.1)	$4.6	$(3.2)
Decrease (increase) in depreciation, depletion and amortization expense	—	(1.2)	(0.9)	(3.7)
Exclusion of buyer transaction costs	—	—	0.6	—
Exclusion of seller transaction costs	—	—	0.3	—
Increase in interest expense	—	(1.3)	(0.8)	(4.0)
Decrease (increase) in income tax expense	0.6	(0.3)	(0.5)	(1.0)

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)
Balance, December 31, 2019	$4.0
Cumulative effect of the adoption of ASC 326	4.5
Balance, January 1, 2020	8.5
Provision for doubtful accounts and customer disputes	1.7
Uncollectible receivables written off, net of recoveries	(2.8)
Other adjustments	(0.5)
Balance, September 30, 2020	$6.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    INVENTORIES

($ in millions)	September 30, 2020		December 31, 2019
Raw materials	$63.0	(1)	$53.4
Building materials for resale	3.9		3.6
Other	2.0		2.0
Total	$68.9		$59.0

(1)     Excludes $2.1 million of inventory that was classified as long-term because it was not expected to be sold in the next 12 months.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred that would require interim impairment testing. We determined that the significant decline in the overall financial markets, including U.S. Concrete's market capitalization, as a result of the COVID-19 pandemic qualified as a triggering event that warranted further analysis to determine if there was an impairment loss as of March 31, 2020. As allowed, we elected to perform a qualitative assessment for our reporting units to assess whether it was more likely than not that the goodwill was impaired as of March 31, 2020. Considering the existing excess fair value identified in our 2019 impairment assessment, our qualitative assessment included a review of our previous forecasts, assumptions and analyses in light of more current information such as: (1) projected revenues, expenses and cash flows, including the expected duration and extent of impact to our business and our customers from the COVID-19 pandemic; (2) current discount rates; (3) the reduction in our market capitalization; and (4) changes to the regulatory environment. Based on the qualitative assessment, we determined that it was more likely than not that the goodwill was not impaired. As a result, no quantitative assessment was necessary. Based on the qualitative assessment earlier in the year, combined with an improvement of financial market conditions and the Company's market capitalization, we determined that no further interim asset impairment testing was needed as of September 30, 2020.

The goodwill balance was as follows:

($ in millions)	September 30, 2020	December 31, 2019
Goodwill, gross	$245.3	$245.3
Accumulated impairment	(5.8)	(5.8)
Goodwill, net	$239.5	$239.5

Goodwill by reportable segment was as follows:

($ in millions)	September 30, 2020	December 31, 2019
Ready-mixed concrete	$150.0	$150.0
Aggregate products	86.2	86.2
Other non-reportable segments	3.3	3.3
Goodwill, net	$239.5	$239.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

	September 30, 2020
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$105.0	$(67.7)	$37.3	3.4
Trade names	40.3	(10.9)	29.4	18.5
Non-competes	8.2	(6.4)	1.8	2.2
Leasehold interests	12.5	(8.1)	4.4	3.9
Environmental credits	2.8	(0.3)	2.5	15.3
Total definite-lived intangible assets	168.8	(93.4)	75.4	9.6
Indefinite-lived intangible assets
Land rights	1.2	—	1.2
Total purchased intangible assets	$170.0	$(93.4)	$76.6

	December 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(59.7)	$48.8	3.9
Trade names	44.5	(13.6)	30.9	19.1
Non-competes	18.3	(15.3)	3.0	2.4
Leasehold interests	12.5	(6.7)	5.8	5.4
Favorable contracts	4.0	(3.9)	0.1	0.9
Environmental credits	2.8	(0.2)	2.6	16.0
Total definite-lived intangible assets	190.6	(99.4)	91.2	9.4
Indefinite-lived intangible assets
Land rights	1.2	—	1.2
Total purchased intangible assets	$191.8	$(99.4)	$92.4

As of September 30, 2020, the estimated remaining amortization of our definite-lived intangible assets was as follows (in millions):

2020 (remainder of the year)	$5.2
2021	18.7
2022	12.8
2023	6.4
2024	6.1
Thereafter	26.2
Total	$75.4

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable lease intangibles with a gross carrying amount of $0.9 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, and a net carrying amount of $0.3 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively, were included in other long-term obligations and deferred credits in the accompanying condensed consolidated balance sheets. These unfavorable lease intangibles had a weighted average remaining life of 4.4 years as of September 30, 2020.

We recorded net amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $5.2 million and $5.8 million for the three months ended September 30, 2020 and 2019, respectively, in our condensed consolidated statements of operations. We recorded net amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $15.6 million and $18.4 million for the nine months ended September 30, 2020 and 2019, respectively, in our condensed consolidated statements of operations.

7.     DEBT

($ in millions)	September 30, 2020	December 31, 2019
6.375% senior unsecured notes due 2024 and unamortized premium(1)	$605.7	$606.8
5.125% senior unsecured notes due 2029(2)	400.0	—
Asset based revolving credit facility	—	—
Delayed draw term loan facility	—	—
Finance leases	92.5	67.3
Promissory notes	15.9	20.4
Debt issuance costs	(11.3)	(7.2)
Total debt	1,102.8	687.3
Less: current maturities	(435.0)	(32.5)
Long-term debt, net of current maturities	$667.8	$654.8

(1)    The effective interest rate for these notes was 6.56% as of both September 30, 2020 and December 31, 2019.
(2)    The effective interest rate for these notes was equal to the stated rate.

Senior Unsecured Notes

On September 23, 2020, we completed a private offering of $400.0 million aggregate principal amount of 5.125% senior unsecured notes due 2029 (the "2029 Notes"). In connection with issuing the 2029 Notes, we incurred $6.1 million of debt issuance costs. In October 2020, we used the net proceeds from the offering plus borrowings from our Revolving Facility (as defined below) to redeem $400.0 million of our outstanding 6.375% senior unsecured notes due 2024 (the "2024 Notes") at a price of 103.188%. We incurred a $12.5 million pre-tax loss on the partial redemption of the 2024 Notes, which includes the redemption premium of $12.8 million and a $3.5 million write-off of pro rata unamortized debt issuance costs, net of $3.8 million of pro rata unamortized premium, which will be recognized in the fourth quarter of 2020.

The 2029 Notes are governed by an indenture (the "2029 Indenture") dated as of September 23, 2020, among U.S. Concrete, Inc. (the "Issuer"), as issuer, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Notes accrue interest at a rate of 5.125% per annum. We will pay interest on the 2029 Notes on March 1 and September 1 of each year, beginning on March 1, 2021. The 2029 Notes mature on March 1, 2029, and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture. The 2029 Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 2029 Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•incur additional debt or issue disqualified stock or preferred stock;
•pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;
•sell assets and issue capital stock of our restricted subsidiaries;
•incur liens;
•allow certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•enter into transactions with affiliates;
•consolidate, merge or sell all or substantially all of our assets; and
•designate our subsidiaries as unrestricted subsidiaries.

Our obligations under the 2029 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness or our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary).

The Issuer does not have any independent assets or operations, and the 2029 Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned. There are no significant restrictions on the ability of the Issuer or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The 2029 Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, the Credit Facility (as defined below) and our finance leases, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility, the Credit Facility, the 2024 Notes and our finance leases; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including trade payables and preferred stock, of any non-guarantor subsidiaries.

Asset Based Revolving Credit Facility

As of September 30, 2020, we had $1.1 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). Loans under the Revolving Facility are in the form of either base rate loans or London Interbank Offered Rate ("LIBOR") loans denominated in U.S. dollars. The interest rate for loans under the Revolving Facility was 3.50% as of September 30, 2020.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at September 30, 2020 was $240.4 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. The Revolving Facility is secured by a first priority lien and security interest on substantially all of our and our guarantor subsidiaries’ personal property (the "Revolving Facility Collateral"). The agreement governing the Revolving Facility contains customary representations, warranties, covenants and events of default. As of September 30, 2020, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility. On July 30, 2020, we elected to reduce the commitment amount of the Revolving Facility from $350.0 million to $300.0 million effective August 4, 2020. The reduction did not result in any change in our total available liquidity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the "Agreement") with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provided for an initial $180.0 million delayed draw term loan facility (the "Credit Facility") that was reduced to $179.6 million as of September 30, 2020, as permitted borrowings are reduced by approximately $0.4 million each quarter through September 30, 2021. The Agreement permits borrowings until December 15, 2021, and any such borrowings will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes remain outstanding on such date). In connection with entering into the Agreement, we incurred $2.9 million of debt issuance costs, the unamortized portion of which was included in other assets on the Company's condensed consolidated balance sheet as of September 30, 2020, because there were no outstanding borrowings under the Credit Facility. We entered into the Agreement to enhance our liquidity and financial flexibility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00%, and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount borrowed. Additionally, each draw on the Credit Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and personal property of the Company and its guarantor subsidiaries that is not Revolving Facility Collateral and a second priority security interest on the Revolving Facility Collateral. The Agreement contains customary representations, warranties, covenants and events of default, but does not contain any financial maintenance covenants.

8.    LEASES

Supplemental balance sheet information related to leases was as follows:

($ in millions)	Balance Sheet Classification	September 30, 2020		December 31, 2019
Assets:
Operating	Operating lease assets	$69.7		$69.8
Finance	Property, plant and equipment, net	114.7	(1)	91.5	(2)
Total lease assets		$184.4		$161.3
Liabilities:
Operating	Current operating lease liabilities	$14.0		$12.9
Finance	Current maturities of long-term debt	27.5		24.2
Operating	Long-term operating lease liabilities	59.1		59.7
Finance	Long-term debt, net of current maturities	65.0		43.1
Total lease liabilities		$165.6		$139.9

(1)    Net of $35.1 million of accumulated amortization.
(2)    Net of $29.4 million of accumulated amortization.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental statement of operations information related to leases was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020		2019		2020		2019
Operating lease cost
Cost of goods sold before depreciation, depletion and amortization	$4.7		$6.0		$15.0		$18.0
Selling, general and administrative expenses	0.7		0.8		2.1		1.8
Total operating lease cost	5.4	(1)	6.8	(2)	17.1	(3)	19.8	(4)

Finance lease cost
Depreciation, depletion and amortization	4.3		3.0		11.9		8.6
Interest expense, net	0.8		0.6		2.3		1.9
Total finance lease cost	5.1		3.6		14.2		10.5
Total lease cost	$10.5		$10.4		$31.3		$30.3

(1)    Included short-term lease and variable lease costs of $1.0 million.
(2)    Included short-term lease and variable lease costs of $1.9 million.
(3)    Included short-term lease and variable lease costs of $3.7 million.
(4)    Included short-term lease and variable lease costs of $5.2 million.

Maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2020 (remainder of year)	$4.3	$7.8
2021	17.1	29.1
2022	14.0	24.4
2023	12.3	18.5
2024	11.5	11.5
2025	9.3	6.3
Thereafter	20.3	1.4
Total lease payments	88.8	99.0
Less interest	15.7	6.5
Present value of lease liabilities	$73.1	$92.5

Lease term and discount rate were as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	6.5	6.6
Finance leases	3.8	3.4
Weighted average discount rate:
Operating leases	5.5%	6.2%
Finance leases	3.5%	3.8%

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12.9	$14.0
Operating cash flows for finance leases	2.3	1.9
Financing cash flows for finance leases	13.3	16.2
Net assets obtained in exchange for finance lease liabilities	23.9	17.1
Net right-of-use assets obtained in exchange for operating lease liabilities	10.2	4.7

9.   NON-CONTROLLING INTEREST

Through our ownership of Polaris Materials Corp., we previously held a 70% interest in Eagle Rock Materials Ltd. ("Eagle Rock"), which was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. During the nine months ended September 30, 2020, all ownership interest in Eagle Rock reverted back to the Company, such that Eagle Rock is now a wholly owned subsidiary. This resulted in the elimination of the previously recorded $3.3 million Eagle Rock non-controlling interest.

10.     FAIR VALUE MEASUREMENTS

The methodologies and the fair value measurement levels used to determine the fair value of our financial assets and liabilities at September 30, 2020 were the same as those used at December 31, 2019.

The following table provides a reconciliation of the changes in Level 3 fair value measurements:

($ in millions)	Contingent Consideration
Balance at December 31, 2019	$27.2
Change in valuation	(5.4)	(1)
Payments	(10.7)
Balance at September 30, 2020	$11.1	(2)

(1)Resulted primarily from changes in management projections of EBITDA.
(2)Includes $8.5 million present value for a payout to be made in 2021 for which the performance threshold has been met. The maximum potential payment of all contingent consideration outstanding as of September 30, 2020 was $18.0 million, the majority of which would be due and payable through April 2022 based on achievement of maximum EBITDA targets. The weighted average discount rate used in the September 30, 2020 valuation was 5.0%.

Other Financial Instruments

The fair value of our 2024 Notes and our 2029 Notes, which was estimated based on quoted prices in markets that are not active (i.e., Level 2 inputs), was $1,017.2 million as of September 30, 2020. The carrying values of the outstanding amounts under our Revolving Facility and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the "LTI Plan"). As of September 30, 2020, there were approximately 78,000 shares remaining for future issuance under the LTI Plan. Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

We recognized stock-based compensation expense of $2.6 million and $8.8 million during the three and nine months ended September 30, 2020, respectively, and $5.3 million and $16.4 million during the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.     INCOME TAXES

We recorded an income tax benefit of $3.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, our effective tax rate differed substantially from the statutory tax rate primarily due to (1) additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020 and (2) final Treasury regulations regarding the business interest deduction limitation ("Final 163(j) Regulations") published in the Federal Register on September 14, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the nine months ended September 30, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019.

In addition to the interest limitation change, the CARES Act included modifications for net operating loss carryovers and carrybacks, immediate refund of alternative minimum tax credit carryovers and a technical correction to the Tax Cuts and Jobs Act of 2017 (the "2017 Act") for qualified improvement property. An unfavorable interpretation of the calculation of ATI for purposes of the business interest limitation as provided in the proposed regulations issued in November 2018 previously prevented us from recognizing additional tax benefits related to the CARES Act net operating loss carryback provision. The Final 163(j) Regulations changed the unfavorable interpretation included in the proposed regulations that negatively impacted our calculation of ATI. Accordingly, we recognized an additional tax benefit of $10.2 million in the three and nine months ended September 30, 2020 related to the CARES Act net operating loss carryback provision and the estimated impact to the 2018 and 2019 tax years for the change in interpretation of ATI provided in the Final 163(j) Regulations.

The CARES Act also includes non-income tax relief for which we will benefit, including the deferral of certain payroll tax payments and payroll tax credits for retaining employees. As of September 30, 2020, we had deferred paying $6.0 million of payroll taxes. For the three and nine months ended September 30, 2020, we recognized $0.6 million and $2.7 million, respectively, of payroll tax retention credits, which are intended to be a reimbursement for certain wage and benefit costs that we would not have otherwise incurred.

For both the three and nine months ended September 30, 2019, we recorded income tax expense of $8.3 million. For the nine months ended September 30, 2019, our effective tax rate differed from the federal statutory rate primarily due to (1) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (2) adjustments related to the tax rate change enacted as part of the 2017 Act and (3) state income taxes.

We are currently under audit by the Internal Revenue Service with respect to our 2016 through 2018 tax years and by various other taxing jurisdictions.

13.     EARNINGS PER SHARE

Potentially dilutive shares totaling 0.6 million for both the three and nine months ended September 30, 2020, and 0.3 million and 0.4 million for the three and nine months ended September 30, 2019, respectively, were excluded from the diluted earnings per share calculations, as their effect would have been anti-dilutive or their associated performance targets had not been met. These shares related to unvested restricted stock awards and restricted stock units.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
From time to time, we may receive funding deficiency demands or withdrawal liability assessments related to multi-employer pension plans to which we contribute. We are unable to estimate the amount of any future demands or assessments because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions. As of September 30, 2020, the Company had accrued $1.5 million for a withdrawal liability assessment related to a multi-employer pension plan in which the Company participated. The Company continues to dispute and negotiate the assessment.

As of October 29, 2020, there were no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2020.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2020.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of October 29, 2020, there were no material pending claims related to such indemnification.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation. We record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, was $31.7 million as of September 30, 2020 and $23.3 million as of December 31, 2019.

Guarantees

In the normal course of business, we and our subsidiaries were contingently liable under $11.8 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2020. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

The Company has entered into standby letter of credit arrangements with various banks generally for the purpose of protection against insurance claims. As of September 30, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling $19.7 million, of which $1.1 million reduces the Company's borrowing availability under its Revolving Facility. See Note 7 for additional information.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, pension withdrawal liability, and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth certain financial information relating to our operations by reportable segment ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$313.3	$354.1	$877.9	$958.5
Aggregate products
Sales to external customers	45.2	37.9	114.5	105.8
Intersegment sales	18.4	15.0	47.2	39.5
Total aggregate products	63.6	52.9	161.7	145.3
Total reportable segment revenue	376.9	407.0	1,039.6	1,103.8
Other products and eliminations	(2.7)	1.9	(8.3)	5.7
Total revenue	$374.2	$408.9	$1,031.3	$1,109.5

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$45.9	$51.5	$115.7	$124.1
Aggregate products	26.8	16.3	59.7	38.9
Total reportable segment Adjusted EBITDA	$72.7	$67.8	$175.4	$163.0

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income:
Total reportable segment Adjusted EBITDA	$72.7	$67.8	$175.4	$163.0
Other products and eliminations from operations	1.4	1.3	1.8	2.8
Corporate overhead	(14.8)	(14.3)	(46.7)	(51.2)
Depreciation, depletion and amortization for reportable segments	(24.3)	(20.7)	(69.8)	(64.8)
Interest expense, net	(12.0)	(11.6)	(34.8)	(34.8)
Change in value of contingent consideration for reportable segments	(0.1)	(0.3)	5.4	(1.6)
Hurricane-related loss recoveries, net	—	—	—	2.1
Eminent domain matter	—	—	—	5.3
Purchase accounting adjustments for inventory	(0.4)	—	(4.6)	—
Loss on mixer truck fire	—	—	—	(0.7)
Pension withdrawal liability	(1.5)	—	(1.5)	—
Realignment initiative costs	(0.5)	—	(1.3)	—
Corporate, other products and eliminations other income (loss), net	0.2	(0.3)	(0.1)	0.1
Income from operations before income taxes	20.7	21.9	23.8	20.2
Income tax benefit (expense)	3.4	(8.3)	4.0	(8.3)
Net income	$24.1	$13.6	$27.8	$11.9

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital Expenditures:
Ready-mixed concrete	$1.5	$4.1	$10.2	$15.7
Aggregate products	1.7	6.3	7.0	11.9
Other products and corporate	0.1	0.1	0.3	1.0
Total capital expenditures	$3.3	$10.5	$17.5	$28.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by Product:
Ready-mixed concrete	$313.3	$354.1	$877.9	$958.5
Aggregate products	45.2	37.9	114.5	105.8
Building materials	9.0	8.6	21.1	21.5
Aggregates distribution	5.5	6.5	14.2	18.2
Hauling	0.8	1.2	2.1	3.5
Other	0.4	0.6	1.5	2.0
Total revenue	$374.2	$408.9	$1,031.3	$1,109.5

	September 30, 2020	December 31, 2019
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$289.9	$286.4
Aggregate products	472.9	359.6
Other products and corporate	23.9	27.5
Total identifiable assets	$786.7	$673.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the updated risk factor(s) in Part II, Item 1A as well as our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K"). Our 2019 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results. Unless noted otherwise, the discussions that follow refer to the three months ended September 30, 2020 as "the quarter" and compare the results of the quarter to the results for the three months ended September 30, 2019, while comparisons of the results for the nine months ended September 30, 2020 are to the results for the nine months ended September 30, 2019.

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 85.1% of our revenue for the nine months ended September 30, 2020) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, Northern California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or "in-place," cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 11.1% of our revenue for the nine months ended September 30, 2020, excluding $47.2 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; New York; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 10.6 million tons of aggregates during the nine months ended September 30, 2020, with Canada representing 41%, Texas/Oklahoma representing 32%, New Jersey/New York representing 25%, and the U.S. Virgin Islands representing 2% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Coronavirus Impact

On January 30, 2020, the World Health Organization declared a global emergency with respect to the outbreak of coronavirus ("COVID-19"). On March 13, 2020, President Trump declared the COVID-19 pandemic a national emergency. Residents throughout the U.S. have spent varying periods under "stay-at-home" or "shelter-in-place" orders. The full, long-term impacts of the pandemic are unknown and evolving. Construction has generally been considered an "essential" service and thus excluded from many stay-at-home orders. While we have generally remained operational during this time in the regions we serve with the implementation of new, enhanced safety and health protocols, certain of our operations have been more negatively impacted, particularly in April and May, in states with stringent restrictions. For example, our ready-mixed concrete sales decreased $80.6 million during the nine months ended September 30, 2020, resulting largely from a decline in ready-mixed concrete operations in New York City and California, both of which had more stringent restrictions related to COVID-19. As restrictions have gradually evolved, construction levels have begun improving in many of those areas. We continue to monitor the impact on our customers and our ongoing projects and pipeline. The business contingency plans and cost-cutting measures that we implemented, and continue to implement, across our operations, which are continually reviewed and updated in response to the evolving pandemic, helped to mitigate the impact from the decrease in ready-mixed concrete sales volumes on our operating income in the second and third quarters of 2020. Given the unprecedented uncertainty surrounding COVID-19, we are currently unable to estimate the full impact the pandemic will have on our results of operations for 2020 and beyond. While we expect that our total revenue for 2020 will be lower than 2019, we will continue to focus on cost containment efforts to help minimize the resulting impact to our net income for the year.

Acquisition of Aggregates Company

We acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, "Coram Materials"), a sand and gravel producer in New York, on February 24, 2020 (the "Coram Acquisition"). The Coram Acquisition expanded our aggregate products operations in our East Region. For additional information, see Note 3, "Business Combination" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

The discussions that follow reflect results for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, unless otherwise noted.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
($ in millions except selling prices)	2020	2019	Change(1)	2020	2019	Change(1)
Revenue	$374.2	$408.9	(8.5)%	$1,031.3	$1,109.5	(7.0)%
Cost of goods sold before depreciation, depletion and amortization	283.9	321.2	(11.6)	807.9	886.4	(8.9)
Selling, general and administrative expenses	32.1	32.0	0.3	97.5	103.3	(5.6)
Depreciation, depletion and amortization	25.8	22.3	15.7	74.4	70.2	6.0
Change in value of contingent consideration	0.1	0.3	(66.7)	(5.4)	1.6	NM
Loss (gain) on sale/disposal of assets, net	—	(0.2)	100.0	(0.1)	0.8	(112.5)
Operating income	32.3	33.3	(3.0)	57.0	47.2	20.8
Interest expense, net	12.0	11.6	3.4	34.8	34.8	—
Other income, net	(0.4)	(0.2)	100.0	(1.6)	(7.8)	79.5
Income before income taxes	20.7	21.9	(5.5)	23.8	20.2	17.8
Income tax expense (benefit)	(3.4)	8.3	(141.0)	(4.0)	8.3	(148.2)
Net income	24.1	13.6	77.2	27.8	11.9	133.6
Less: Net income attributable to non-controlling interest	0.6	0.6	—	0.8	0.9	(11.1)
Net income attributable to U.S. Concrete	$23.5	$13.0	80.8%	$27.0	$11.0	145.5

Ready-Mixed Concrete Data:
Average selling price ("ASP") per cubic yard	$141.38	$138.54	2.0%	$140.99	$138.81	1.6%
Sales volume in thousand cubic yards	2,213	2,551	(13.2)%	6,216	6,892	(9.8)%

Aggregate Products Data:
ASP per ton(2)	$13.37	$11.86	12.7%	$12.87	$11.93	7.9%
Sales volume in thousand tons	3,663	3,116	17.6%	9,483	8,492	11.7%

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

Revenue. Revenue for the quarter decreased 8.5%, or $34.7 million, primarily resulting from lower sales of ready-mixed concrete and other products and eliminations, partially offset by record sales of aggregate products. Impacted by regional effects of COVID-19, including certain project delays and cement supply shortages, ready-mixed concrete sales decreased $40.8 million during the quarter as a result of lower volume. Our ready-mixed concrete operations in New York City, Dallas/Fort Worth ("DFW") and California accounted for the majority of the decline. New York and California both had more stringent restrictions related to COVID-19, and our operations in those states as well as elsewhere are still recovering from the impacts of pandemic-related construction job delays. In addition, during the quarter, our DFW operations were negatively impacted by inclement weather, and our California operations were negatively impacted by supply shortages of cement resulting from temporary closures of a cement supplier's plant. Our overall ready-mixed concrete ASP increased 2.0% during the quarter aided by increased pricing in most of our operating regions, which partially offset the impact on revenue from lower ready-mixed concrete volume. Sales of other products and eliminations decreased $4.6 million. Aggregate product sales for the quarter of $63.6 million increased 20.2%, including $10.2 million of sales from our recently acquired Coram Materials business, and achieved the highest level of such sales ever in a single quarter. During the quarter, each of our regions generated higher aggregate products sales volumes together with ASP increases.

Revenue for the nine months ended September 30, 2020 decreased 7.0% due primarily to declines in sales of ready-mixed concrete and other products and eliminations, partially offset by increases in sales of aggregate products. Ready-mixed concrete sales decreased $80.6 million, with the decline occurring predominantly in New York City and California due primarily to more stringent restrictions related to COVID-19 and in DFW, which experienced volume declines in the first and third quarters of 2020 due to inclement weather. Aggregate products sales increased $16.4 million in the nine months ended September 30, 2020, with increases generated by our Texas aggregate operations and Coram Materials business, partially offset by declines in our other markets. Aggregate products sales for the nine months ended September 30, 2020 included $19.8 million of sales generated by our Coram Materials business since acquisition.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A decreased $37.3 million, or 11.6%, for the quarter and $78.5 million, or 8.9%, for the nine months ended September 30, 2020, with the majority of the decreases from lower variable costs (which include primarily raw material costs, labor and benefits costs, utilities and delivery costs) due to lower sales volumes of ready-mixed concrete. In addition to the impact of lower sales volume, delivery fuel expenses also benefited from lower diesel costs and less congested traffic patterns. As a percentage of revenue, cost of goods sold before DD&A decreased by 270 basis points in the quarter and 160 basis points in the nine months ended September 30, 2020, primarily due to product mixes and lower fuel expenses, partially offset by higher insurance costs. In addition, with aggregate product demand shifts in certain markets due to changing order patterns, we have experienced incremental costs to manage our aggregate inventories.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were slightly higher for the quarter, with a decrease in stock-based compensation expense and the positive impact of additional cost-saving measures in response to the COVID-19 pandemic being more than offset by certain personnel-related expenses, including incentive compensation and severance costs, and a pension withdrawal liability. SG&A expenses decreased $5.8 million, or 5.6%, for the nine months ended September 30, 2020. Stock-based compensation expense, which was $7.6 million lower for the nine months ended September 30, 2020, accounted for the majority of the reduction in SG&A expenses for the nine months ended September 30, 2020. In addition, for the nine months ended September 30, 2020, the positive impact from the cost-saving measures in response to the COVID-19 pandemic was more than offset by certain personnel-related expenses, including incentive compensation and severance costs.

Change in value of contingent consideration.  The non-cash gain on the revaluation of contingent consideration recorded during the nine months ended September 30, 2020 resulted primarily from changes to management's expectations of EBITDA for the associated business for 2020.

Loss on sale/disposal of assets, net. The first nine months of 2019 included $0.7 million for the impact of a mixer truck fire.

Other income, net. The first nine months of 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from prior hurricane losses in our U.S. Virgin Island operations, neither of which were repeated in 2020.

Income taxes.  We recorded an income tax benefit of $3.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, our effective tax rate differed substantially from the statutory tax rate primarily due to (1) additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020 and (2) final Treasury regulations regarding the business interest deduction limitation ("Final 163(j) Regulations") published in the Federal Register on September 14, 2020.

The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income ("ATI") to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the six months ended June 30, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. The Final 163(j) Regulations removed an unfavorable interpretation of the computation of ATI, which negatively impacted our business interest deduction for the tax years ended December 31, 2018 and 2019. The guidance provided in the Final 163(j) Regulations eliminated our business interest deduction limitation for such tax years, and we recognized an additional tax benefit of $10.2 million in the three and nine months ended September 30, 2020, which included amounts related to the CARES Act net operating loss carryback provision. For the three and nine months ended September 30, 2020, we recognized a benefit of $0.6 million and $2.7 million related to employee retention credits, which are intended to be a reimbursement for certain wage and benefit costs we would have otherwise not incurred.

We recorded income tax expense of $8.3 million for both the three and nine months ended September 30, 2019. For the nine months ended September 30, 2019, our effective tax rate differed from the federal statutory rate primarily due to (1) losses generated by certain of our Canadian subsidiaries for which no income tax benefit was recognized due to a related full valuation allowance, (2) adjustments related to the tax rate change enacted as part of the Tax Cuts and Jobs Act of 2017 and (3) state income taxes.

Segment Operating Results

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, pension withdrawal liability, and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

Ready-Mixed Concrete

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%	2020	2019	%
Ready-Mixed Concrete Segment:
Revenue	$313.3	$354.1	(11.5)%	$877.9	$958.5	(8.4)%
Segment revenue as a percentage of total revenue	83.7%	86.6%		85.1%	86.4%
Adjusted EBITDA	$45.9	$51.5	(10.9)%	$115.7	$124.1	(6.8)%
Adjusted EBITDA as a percentage of segment revenue	14.7%	14.5%		13.2%	12.9%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$141.38	$138.54	2.0%	$140.99	$138.81	1.6%
Sales volume in thousand cubic yards	2,213	2,551	(13.2)%	6,216	6,892	(9.8)%

(1)    Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  The impact of volume declines on ready-mixed concrete Adjusted EBITDA was mitigated by actions taken as part of our business contingency plans in the form of labor management, concrete mix optimization, higher asset utilization and delivery efficiencies, which included lower fuel costs. Adjusted EBITDA as a percentage of segment revenue improved 20 basis points for the quarter and 30 basis points for the nine months ended September 30, 2020 due to the benefits of our business contingency plans.

Aggregate Products

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in millions except selling prices)	2020	2019	%	2020	2019	%
Aggregate Products Segment:
Sales to external customers	$45.2	$37.9		$114.5	$105.8
Intersegment sales(1)	18.4	15.0		47.2	39.5
Total aggregate products revenue	$63.6	$52.9	20.2%	$161.7	$145.3	11.3%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	12.1%	9.3%		11.1%	9.5%
Adjusted EBITDA	$26.8	$16.3	64.4%	$59.7	$38.9	53.5%
Adjusted EBITDA as a percentage of total aggregate products revenue	42.1%	30.8%		36.9%	26.8%

Aggregate Products Data:
ASP per ton(2)	$13.37	$11.86	12.7%	$12.87	$11.93	7.9%
Sales volume in thousand tons	3,663	3,116	17.6%	9,483	8,492	11.7%

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

Adjusted EBITDA.  For both the quarter and the nine months ended September 30, 2020, Adjusted EBITDA for our aggregate products segment benefited from the Coram Acquisition and increased volume in Texas, including the benefit of a new Texas greenfield operation, operating efficiencies at our aggregate facilities and leverage from record sales volumes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our credit facilities, including our (1) asset-based revolving credit facility (the "Revolving Facility"), which provides for borrowings of up to $300.0 million, subject to a borrowing base, and (2) delayed draw term loan facility (the "Credit Facility"), which provides for borrowings of up to $179.6 million. On September 23, 2020, we completed a private placement of $400.0 million aggregate principal amount of 5.125% senior unsecured notes due 2029 ("2029 Notes"). In October 2020, we redeemed $400.0 million of our outstanding 6.375% senior unsecured notes due 2024 ("2024 Notes") with proceeds from the 2029 Notes and borrowings under our Revolving Facility.
As of September 30, 2020, we had $405.5 million of cash and cash equivalents, $240.4 million of available borrowing capacity under the Revolving Facility and $179.6 million of available borrowing capacity under the Credit Facility, providing total available liquidity of $825.5 million, $412.8 million of which was used to pay principal and redemption premiums on our 2024 Notes in October. Proceeds from the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility. On July 30, 2020, we elected to reduce the commitment amount of the Revolving Facility from $350.0 million to $300.0 million effective August 4, 2020. The reduction did not result in any change in our total available liquidity.

The following key financial measurements reflect certain aspects of our financial condition:

($ in millions)	September 30, 2020		December 31, 2019
Cash and cash equivalents	$405.5	(1)	$40.6
Working capital	$42.3		$103.7
Total debt(2)	$1,102.8	(1)	$687.3

(1)    In October 2020, we redeemed $400.0 million of our 2024 Notes using cash on hand and borrowings under our Revolving Facility.
(2)    Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and any borrowings under the Revolving Facility and Credit Facility.

Our primary liquidity needs over the next 12 months consist of (1) working capital requirements; (2) debt service obligations; (3) capital expenditures; and (4) payments related to strategic acquisitions, including $11.1 million of contingent and deferred consideration for past acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and the Credit Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. To help mitigate the impact of the COVID-19 pandemic on our cash needs, we initiated business contingency planning and will continue to adjust those plans as needed. If, however, availability under the Revolving Facility, the Credit Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate or due to COVID-19 operating restrictions;
•declines in gross margins due to shifts in our product mix, increases in fixed or variable costs or the impact of COVID-19;
•any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers, including from COVID-19;
•any further COVID-19 impacts to our business; and
•inclement weather beyond normal patterns that could reduce our sales volumes.

Cash Flows

	Nine Months Ended September 30,
($ in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$145.4	$92.1
Investing activities	(158.6)	(21.4)
Financing activities	378.1	(63.5)
Effect of exchange rates on cash and cash equivalents	—	(0.2)
Net increase in cash	$364.9	$7.0

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest.  Overall, the improvement in cash generated from operations was driven primarily by management's cost control initiatives, the deferral of the remittance of payroll taxes as permitted by the CARES Act, income tax refunds, and our ongoing initiatives to optimize our working capital.

Investing activities in 2020 included the payment of $141.8 million for the acquisition of Coram Materials. In addition, we incurred $17.5 million and $28.6 million during the nine months ended September 30, 2020 and 2019, respectively, primarily to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. During the nine months ended September 30, 2019, we received $6.0 million of proceeds from an eminent domain matter and insurance proceeds relating to property damage suffered in 2017.

At the beginning of 2020, we expected to invest (excluding any acquisitions) between $65.0 million and $75.0 million in capital expenditures, including expenditures financed through finance leases in 2020. However, due to the COVID-19 pandemic, we have reduced the amount of our expected capital expenditures for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. We continue to monitor the COVID-19 pandemic and related economic repercussions, and for 2020 we expect to invest (excluding any acquisitions) approximately $30 million in capital expenditures.

Financing activities during the nine months ended September 30, 2020 included $400.0 million of proceeds from our 2029 Notes offering, offset by related debt issuance costs, and $14.5 million of proceeds from finance lease transactions primarily for our Texas greenfield aggregates operation. During the first nine months of 2020, we made payments of $17.7 million primarily related to our finance leases and promissory notes and paid $10.0 million for contingent and deferred consideration obligations. Financing activities during the first nine months of 2019 included $3.9 million of net repayments under our Revolving Facility to operate our business and fund acquisitions. In addition, during the first nine months of 2019, we made payments of $24.2 million primarily related to our finance leases and promissory notes and paid $33.4 million for contingent and deferred consideration obligations.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility

We have a Revolving Facility with certain financial institutions named therein as lenders (the "Lenders") and Bank of America, N.A., as agent for the Lenders that provides for up to $300.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or the London Interbank Offered Rate "LIBOR" loans denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Amended and Restated Loan and Security Agreement (the "Third Loan Agreement"), which matures August 31, 2022. Our availability under the Revolving Facility at September 30, 2020 was $240.4 million.

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries' ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of September 30, 2020, we did not have any amounts outstanding under the Revolving Facility, and we were in compliance with all covenants under the Third Loan Agreement.

Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the "Agreement") with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provided for an initial $180.0 million delayed draw term loan facility (the "Credit Facility") that was reduced to $179.6 million as of September 30, 2020, as permitted borrowings are reduced by approximately $0.4 million each quarter through September 30, 2021. The Agreement permits borrowings until December 15, 2021. Any such borrowings outstanding will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes remain outstanding on such date). We entered into the Agreement to enhance our liquidity and financial flexibility. Proceeds of the Credit Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

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

Senior Unsecured Notes

The 2024 Notes are governed by an indenture (the "2024 Indenture") dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer (the "Issuer"), the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the 2024 Indenture. As of September 30, 2020, $600.0 million aggregate principal amount of the 2024 Notes were outstanding. In October 2020, we redeemed $400.0 million of the 2024 Notes at a price of 103.188%. The 2024 Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The 2029 Notes are governed by an indenture (the "2029 Indenture") dated as of September 23, 2020, among the Issuer, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Notes accrue interest at a rate of 5.125% per annum. We will pay interest on the 2029 Notes on March 1 and September 1 of each year, beginning on March 1, 2021. The 2029 Notes mature on March 1, 2029, and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture. The 2029 Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The 2024 Notes and the 2029 Notes are guaranteed on a full and unconditional senior unsecured basis by each of the Issuer's restricted subsidiaries (each, a "Guarantor Subsidiary," and collectively, the "Guarantor Subsidiaries") that guarantee any obligations under the Revolving Facility and certain of the Issuer's other indebtedness or certain indebtedness of the Issuer's restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). Each Guarantor Subsidiary is directly or indirectly 100% owned by the Issuer. The guarantees are joint and several. The Issuer does not have any independent assets or operations. There are no significant restrictions in the 2024 Indenture or the 2029 Indenture on the ability of the Guarantor Subsidiaries to make distributions to the Issuer. The 2024 Notes and the 2029 Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned (collectively, the "Non-Guarantor Subsidiaries").

The 2024 Notes and 2029 Notes and the guarantees thereof are effectively subordinated to all of the Issuer's and the Guarantor Subsidiaries' existing and future secured obligations, including obligations under the Revolving Facility, the Credit Facility and our finance leases, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and the Guarantor Subsidiaries' future subordinated indebtedness; pari passu in right of payment with any of our and the Guarantor Subsidiaries' existing and future senior indebtedness, including our and the Guarantor Subsidiaries' obligations under the Revolving Facility, the Credit Facility and our finance leases; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including trade payables and preferred stock, of any Non-Guarantor Subsidiaries.

Supplemental Guarantor Financial Information

In March 2020, the Securities and Exchange Commission (the "SEC") adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the Issuer and Guarantor Subsidiaries for the most recent fiscal year and the year-to-date interim period, and the required disclosures have been removed from the notes to the condensed consolidated financial statements and are instead provided below.

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

Balance Sheets ($ in millions)	September 30, 2020	December 31, 2019
Assets:
Due from Non-Guarantor Subsidiaries, current	$0.6	$8.9
Other current assets	692.7	320.2
Property, plant and equipment, net	594.9	470.3
Amount due from Non-Guarantor Subsidiaries, long-term	115.8	111.4
Other long-term assets	299.8	307.7
Liabilities:
Current liabilities	$680.3	$245.9
Long-term debt	666.5	653.3
Other long-term liabilities	119.8	120.2

Statements of Operations ($ in millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenue	$949.3	$1,361.2
Cost of goods sold before depreciation, depletion and amortization	754.5	1,107.6
Operating income	48.6	50.1
Net income	22.2	5.5

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $108.4 million of remaining principal as of September 30, 2020. During the nine months ended September 30, 2020, we entered into agreements to defer certain monthly finance lease and promissory note payments to help mitigate the cash flow impact of the COVID-19 pandemic. As of September 30, 2020, we had $8.3 million of remaining deferred payments to be paid.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 7, "Debt" to our condensed consolidated financial statements included in this report.
Inflation

We experienced minimal increases in operating costs during the first nine months of 2020 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtain for our products.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2019 10-K. Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in Item 8 of Part II of the 2019 10-K for a discussion of our critical and significant accounting policies and Note 2, "Significant Accounting Policies" to our interim unaudited condensed consolidated financial statements included in this report for a discussion of the impact of the new credit loss standard that we adopted as of January 1, 2020.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "should," "expect," "plan," "anticipate," "believe," "estimate," "outlook," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see "Risk Factors" in Item 1A of Part I of our 2019 10-K and "Risk Factors" in Item 1A of Part II of our subsequent quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the impact of COVID-19 and increased interest rate risk associated with any borrowings under the Revolving Facility or Credit Facility, which are each discussed elsewhere in the report, there have been no material changes from the information previously reported under Part II, Item 7A of our 2019 10-K.

Item 4.     Controls and Procedures

Acquisition

We are in the process of integrating Coram Materials, which we acquired on February 24, 2020. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 excludes an assessment of the internal control over financial reporting related to the Coram Acquisition. Coram Materials represented 7.1% of our consolidated total assets and 1.9% of our consolidated revenue included in our condensed consolidated financial statements as of and for the nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading "Legal Proceedings" in Note 14, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in "Risk Factors" in Item 1A of Part I of the 2019 10-K and in "Risk Factors" in Item 1A of Part II of the Quarterly Report on Form 10-Q for the period ended June 30, 2020 other than shown below and the potential impact of the COVID-19 pandemic on all of our existing risks. Readers should carefully consider the new risk factor, as well as the factors discussed in "Risk Factors" in Item 1A of Part 1 of the 2019 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2019 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and "stay-at-home" orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The limiting of construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary in the construction industry, which in each case varied by market depending on the scope of the restrictions local authorities established, reduced our sales and delayed certain construction projects since mid-March 2020. While we have generally remained operational in the regions in which we serve with the implementation of new enhanced safety and health protocols certain of our operations were more negatively impacted particularly in April and May of 2020 in states with more stringent restrictions. For example, our ready-mixed concrete sales decreased $80.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, resulting largely from a decline in ready-mixed concrete operations in New York City and California, both of which had more stringent restrictions relating to COVID-19.

If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and "shelter-in-place" and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our facilities, which could reduce production and negatively impact liquidity and financial results. We continue to monitor legislative initiatives in the U.S. and Canada to provide relief to businesses impacted by COVID-19, such as the CARES Act, to determine their potential impacts or benefits (if any) to our business.

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

We expect our business to continue to be negatively impacted during the COVID-19 disruptions. The inherent uncertainty surrounding COVID-19, due in part to changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020 and beyond.

Should the adverse impacts described above (or others that are currently unknown) continue to occur, whether individually or collectively, we would expect to continue to experience, among other things, decreases in revenues and profitability. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate less or no revenue, which could be prolonged. Along with a potential increase in cancellations of projects, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Revolving Facility, the Credit Facility, the 2024 Notes, the 2029 Notes and the related indentures; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended September 30, 2020:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
July 1 - July 31, 2020	47	$24.77	—	$—
August 1 - August 31, 2020	742	29.52	—	—
September 1 - September 30, 2020	—	—	—	—
Total	789	$29.24	—	$—

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

4.1*
Indenture, dated as of September 23, 2020, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2020 (File No. 001-34530)).

10.1*
Purchase Agreement, dated September 9, 2020, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and BofA Securities, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2020 (File No. 001-34530)).

22.1	—List of Guarantor Subsidiaries.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	October 29, 2020	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)