Form 10-K
period 2020-12-31
U.S. CONCRETE, INC.
filed 2021-02-24
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $24.80 of the registrant’s common stock as of June 30, 2020: $392,146,454. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 16, 2021, there were 16,769,126 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant's 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

i

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intend,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “outlook,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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
•seasonal and inclement weather conditions, which impede the placement of ready-mixed concrete;
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
•product liability, property damage, results of litigation and other claims and insurance coverage issues;
•our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
•the effects of currency fluctuations on our results of operations and financial condition;
•the length and severity of the coronavirus (“COVID-19”) pandemic;
•the pace of recovery following the COVID-19 pandemic;
•our ability to implement cost containment strategies; and
•the adverse effects of the COVID-19 pandemic on our business, the economy and the markets we serve.

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

ii

PART I
Item 1.  Business

Overview

In this Annual Report on Form 10-K, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” “our,” the “Company,” or “U.S. Concrete,” unless we specifically state otherwise, or the context or content indicates otherwise.

U.S. Concrete is a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. The Company is focused on growing both organically and through strategic acquisitions in our target markets, particularly within our aggregate products segment. We are a leading supplier for large-scale commercial and industrial, residential and infrastructure (including streets, highways and other public works) construction projects in high-growth markets across the U.S. We hold leading vertically integrated (aggregates and ready-mixed concrete) market positions in New York City, New Jersey, Dallas-Fort Worth, West Texas, the San Francisco Bay Area and the U.S. Virgin Islands.

We operate principally in our East Region (which we define to include New York City, New Jersey, Washington, D.C. and Philadelphia), our Central Region (which we define as Texas, Oklahoma and the U.S. Virgin Islands), and our West Region (which we define to include California and British Columbia, Canada). Our percentage of total revenue by region for 2020 was:
Our total revenue for 2020 was $1.4 billion, of which we derived approximately 85.0% from our ready-mixed concrete segment, 11.1% from our aggregate products segment (excluding $64.2 million sold internally) and 3.9% from our other operations. For 2020, we had net income attributable to U.S. Concrete of $25.5 million.

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential and infrastructure sectors. Ready-mixed concrete product revenue percentage by type of construction activity for 2020 was approximately:

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

A more detailed discussion of our business, competitive strengths, business strategy and our industry can be found in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, which is hereby incorporated by reference into this Annual Report on Form 10-K. The discussion that follows is intended to only update material changes to that discussion, as well as address the 2020 amendments to Regulation S-K that were designed to modernize reporting.
2020 Acquisitions

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram Materials”), a sand and gravel producer in New York, for total fair value consideration of $142.9 million. This acquisition expanded our aggregate products operations in our East Region and increased the vertical integration of our New York City operations. Through this acquisition, we acquired an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves. In November 2020, we acquired certain assets of Sugar City Building Materials Co. that expanded our ready-mixed concrete operations in our West Region for total cash consideration of $7.6 million. The assets acquired primarily included inventory and property, plant and equipment.

Our Products

Aggregate products

We produce crushed stone, sand and gravel from 20 aggregates facilities located in New Jersey, New York, Oklahoma, Texas, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial and public works projects in the markets we serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 13.7 million tons of aggregates during the year ended December 31, 2020, with British Columbia, Canada representing 39%, Texas and Oklahoma representing 32%, New Jersey and New York representing 27%, and the U.S. Virgin Islands representing 2% of the total production. While we consumed 34% of this production internally in 2020, we currently sell the majority of our aggregate products to third parties. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

Our volumetric concrete operations, one of the largest volumetric operations in the U.S., expand our ready-mixed concrete delivery and service offerings primarily in Texas. Volumetric ready-mixed concrete trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allowing flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mixed trucks delivering special or short-loads to a job site. Because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete, which improves margins and reduces environmental impact.

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

Other

Other products include our building materials stores, hauling operations, aggregates distribution terminals, a recycled aggregates operation and concrete blocks. Two specific products included in this category are ARIDUS® Rapid Drying Concrete technology and the Where’s My Concrete?® family of web and mobile applications.

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

Where’s My Concrete? is our real-time cloud-based data delivery program that provides value-added service and transparency to our customers, while improving our business through critical analytics and operational efficiencies.

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

Cement is the binding agent used to bind water, crushed stone, and sand, in the production of ready-mixed concrete. Other industrial byproducts such as fly ash from coal burning power plants and slag from the manufacture of iron and silica fume have cementitious properties that allow it to be used as a substitute for cement, depending on specification. We purchase cementitious materials from a few suppliers in each of our major geographic markets. Aggregates are typically produced locally and are procured from a network of internal and external suppliers in each of our markets. In 2020, our ready-mixed concrete businesses purchased 42% of their aggregate products needs from internally operated quarries and sites. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

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

Competition

Because of the impact of transportation costs on the aggregates industry, our competition in the aggregates product segment tends to be limited to producers in proximity to each of our facilities. The industry is highly fragmented and includes smaller private aggregates producers in addition to large, national companies. All of our locations experience competition from local companies in addition to larger public companies. Competition is based on location, price, quality of aggregates and level of customer service. Our primary public company competitors are Cemex S.A.B. de C.V., CRH PLC, Colas SA, Heidelberg Cement AG, LafargeHolcim Ltd., Martin Marietta Materials, Inc., MDU Resources Group, Inc., Summit Materials, Inc. and Vulcan Materials Company. Companies in the industry tend to grow by acquiring existing facilities to enter new markets or expand their existing market positions.

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

Human Capital

Our strength is the character of our people. As of December 31, 2020, we had 631 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel and 2,336 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

Business ethics

We endeavor to operate in accordance with high standards of fair, ethical and moral business conduct. A reputation of integrity is one of the most important assets of any individual or company and is key to achieving our core mission. Our Code of Ethics and Business Conduct (“Code of Conduct”) ensures that our core value of integrity is applied throughout our operations. Our Code of Conduct also serves as a critical tool to assist with recognizing and reporting unethical conduct, while preserving and nurturing our culture of integrity. Our Code of Conduct is provided to all employees and remains accessible to all employees on the Company's internal website.

Human resources and hiring

We are committed to hiring, developing and supporting a diverse and inclusive workplace. We recruit the best people for the job regardless of gender, ethnicity or other protected traits, and it is our policy to fully comply with all applicable laws (domestic and foreign) regarding discrimination in the workplace. Our management teams and all of our employees are expected to exhibit and promote ethical and respectful conduct in the workplace. All of our employees must adhere to our Code of Conduct that sets standards for appropriate behavior. We believe the compensation we provide to our employees is competitive with others in our industry.

Labor relations

As of December 31, 2020, approximately 35% of our employees were represented by labor unions having collective bargaining agreements. We have not experienced a strike or significant work stoppage in the past ten years. We interact with our labor unions in an atmosphere of mutual respect and seek to resolve disputes in an equitable manner. We believe our relationships with our employees and union representatives are very good.

Safe working environment and training

The safety of our workforce is fundamental to the success of our business. The cornerstone of our risk management and safety program is safety awareness. We have established a “safety-first” culture through various programs and initiatives. We employ a national safety director whose responsibilities include managing and executing a unified, company-wide safety program. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars. Employee safety is a factor used in evaluating performance in our annual incentive plan for certain salaried employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. We have certain emissions credits that expand our sales capacity in California for aggregate products.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and amendments to these reports pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and other information with the Securities Exchange Commission (the “SEC”). Our SEC filings are available to the public over the internet at the SEC's website address, www.sec.gov. Our SEC filings are also available on our website, free of charge, at www.us-concrete.com as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.

Item 1A.  Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  These important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2021 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows, common stock price and the price of our debt.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial, or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

Strategic and Acquisition Risks

There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers; differentiate ourselves in a competitive market by emphasizing new product development and value added services; hire and retain employees; and minimize operating and overhead expenses.

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

Economic and Construction Market Risks

Our business depends on activity within the construction industry and the economic strength of our principal markets.

We serve substantially all end markets of the construction industry, and our results of operations are directly affected by the level of activity in the construction industry in the geographic markets we serve. Demand for our products, particularly in the commercial and industrial and residential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if a slowdown in economic activity results in delays or cancellations of projects. During 2020, commercial and industrial construction and residential construction accounted for 57% and 25%, respectively, of our ready-mixed concrete revenue. In addition, federal and state budget issues may limit the funding available for infrastructure spending, particularly street, highway and other public works projects, which accounted for 18% of our revenue in 2020.

We operate on a regional basis, principally in the East, Central and West Regions with those markets representing approximately 33%, 37% and 30%, respectively, of our consolidated revenue for 2020. Our earnings depend on the economic strength of these markets because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in our principal markets, our results of operations and liquidity could be materially adversely affected.

Tightening of mortgage lending or mortgage financing requirements, higher interest rates or the limitation of the home mortgage interest deduction and the property tax deduction could adversely affect the residential construction market and reduce the demand for new home construction.

Approximately 25% of our revenue for 2020 was from residential construction contractors. Tightening of mortgage lending, mortgage financing requirements or higher interest rates could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. In addition, the limitation of the home mortgage interest and property tax deductions could reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. A downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable and an overall increase in working capital.

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

The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenue may be adversely affected by declines in the construction industry generally and in our regional markets. Our results also may be materially affected by:

•the level of commercial and residential construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;
•the availability of funds for public or infrastructure construction from local, state and federal sources;
•unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;
•changes in interest rates and lending standards;
•changes in the mix of our customers and business, which result in periodic variations in the margins on jobs performed during any particular quarter;
•the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;
•the budgetary spending patterns of customers;
•increases in construction and design costs;
•power outages and other unexpected delays;
•our ability to control costs and maintain quality;
•pricing pressure due to changes in asset utilization or economic weakness;
•employment levels; and
•regional or general economic conditions.

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

We completed our annual impairment assessment during the fourth quarter of 2020 as of October 1, 2020 and determined there was no impairment of goodwill. While the amounts by which the fair values of the reporting units exceeded their carrying values (the “cushions”) have generally decreased from our prior year review due to the impact of the COVID-19 pandemic, our major reporting units still had ample cushion. Our smallest reporting unit, which has only $3.3 million of goodwill, had the lowest cushion, 9.3%.

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

If one or more of the lenders under our Revolving Facility, which provides for aggregate borrowings of up to $300.0 million, subject to the borrowing base, were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Similarly, if one or more of the lenders under our Term Loan Facility, which provides for borrowings up to $179.1 million, were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could also be reduced. Our inability to borrow additional amounts under either our Revolving Facility or Term Loan Facility could limit our ability to fund our operations and growth.

Risk of Disruption

Our business could be materially and adversely disrupted by an epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period. Such an epidemic, pandemic, or similar serious public health issue, and any associated economic and/or social instability or distress may have a material adverse impact on our consolidated financial statements.

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

The limiting of construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary in the construction industry, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have reduced our sales and delayed certain construction projects since mid-March 2020. While we have generally remained operational in the regions in which we serve with the implementation of new enhanced safety and health protocols, certain of our operations were more negatively impacted particularly in April and May of 2020 in states with more stringent restrictions. For example, our ready-mixed concrete sales decreased $117.2 million during 2020 compared to 2019, resulting in part from a decline in ready-mixed concrete operations in New York City and California, both of which had more stringent restrictions relating to COVID-19.

If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our facilities, which could reduce production and negatively impact liquidity and financial results. We continue to monitor legislative initiatives in the United States and Canada to provide relief to businesses impacted by COVID-19, such as the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, to determine their potential impacts or benefits (if any) to our business.

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

We expect our business to continue to be negatively impacted during the COVID-19 disruptions. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives.

Should the adverse impacts described above (or others that are currently unknown) continue to occur, whether individually or collectively, we would expect to continue to experience, among other things, decreases in revenues and profitability. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate less or no revenue, which could be prolonged. Along with a potential increase in cancellations of projects, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, meet the terms of our covenants and other requirements under our 6.375% senior unsecured notes due 2024 (the “2024 Notes”) and our 5.125% senior unsecured notes due 2029 (the “2029 Notes” and together with the 2024 Notes, the “Senior Unsecured Notes”) and related Indentures, (the “Senior Indentures”), our asset-based revolving credit facility (the “Revolving Facility”), and our delayed draw term loan facility (the “Term Loan Facility”), or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Operating Risks

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

Aggregates are a key component of ready-mixed concrete. In 2020, our ready-mixed concrete businesses purchased 34% of their aggregates needs from internally operated quarries and sites and 66% from third parties. In addition, in 2020, our aggregates segment sold $105.7 million of aggregates to third parties and $64.2 million of aggregates to our ready-mixed concrete operations, generating a total Adjusted EBITDA of $80.9 million.

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

We rely on third parties to sell or lease property, plant and equipment to us and to provide us with materials, including cement, aggregates and other materials, necessary for our operations. We cannot provide assurance that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Personnel-Related Risks

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

Our ability to provide high-quality products and services on a timely basis depends on our success in employing an adequate number of skilled plant managers, technicians and drivers. Like many of our competitors, we experience shortages of qualified personnel from time to time. We may not be able to maintain an adequate, skilled labor force necessary to operate efficiently and to support our growth strategy, and our labor expenses may increase as a result of a shortage in the supply of skilled personnel.

Risks Involving Our Relationships with Labor Unions

Collective bargaining agreements, work stoppages, and other labor relations matters may result in increases in our operating costs, disruptions in our business and decreases in our earnings.

As of December 31, 2020, approximately 35% of our employees were covered by collective bargaining agreements, which expire between 2021 and 2024. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Our obligation to fund multi-employer defined benefit plans in which we participate may impact our financial condition, results of operations and cash flows.

We actively contribute to 17 separate multi-employer defined benefit plans that cover current union employees under various collective bargaining agreements. The risk of participating in multi-employer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to current and former employees of other participating employers. Several factors could require us to make significantly higher future contributions to these plans, including the funding status of the plan, unfavorable investment performance, insolvency or withdrawal of participating employers, changes in demographics and increased benefits to participants. Several of these multi-employer plans to which we contribute are underfunded, meaning that the value of such plans' assets are less than the actuarial value of the plans' benefit obligations.

We may be subject to additional liabilities imposed by the Multiemployer Pension Reform Act of 2014, as amended, (“MEPRA”), as a result of our participation in multi-employer defined benefit pension plans. The MEPRA imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employee withdraws from the plan or the plan is terminated or experiences a mass withdrawal, potentially including an allocable share of the unfunded vested benefits in the plan for all plan participants, not just our retirees. Accordingly, we could be assessed our share of unfunded vested benefits should we terminate participation in these plans, or should there be a mass withdrawal from these plans, or if the plans become insolvent or otherwise terminate.

Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans would be material to our financial condition, results of operations and cash flows. Legislative changes could also affect our funding obligations or the amount of withdrawal liability we would incur if a withdrawal were to occur.

As of December 31, 2020, the Company had accrued $1.5 million for a withdrawal liability assessment related to a multi-employer pension plan in which the Company participated. The Company disputes and continues to negotiate the assessment.

Government Spending, Legislative and Regulatory Risks

Our ready-mixed concrete segment's revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During 2020, approximately 18% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, prolonged government shutdowns or reductions in government spending, may result in us experiencing delayed orders, delayed payments and declines in revenue, profitability and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including water usage;
land usage; street and highway usage; noise levels; operating hours; and health, safety and environmental matters.

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

Governmental requirements that impact our operations include those relating to air quality, solid and hazardous waste management and cleanup and water quality. These requirements are complex and subject to change. The Biden administration may enact and implement new laws and enhanced regulations that could adversely and materially affect us. Certain laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, can impose strict liability in some cases without regard to negligence or fault, including for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify, or obtain indemnification for, environmental liabilities of acquired businesses.

U.S. tax legislation enacted in 2017 may adversely affect our business, results of operations, financial condition and cash flows.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) extension and expansion of the bonus depreciation provisions; (3) creation of a new limitation on deductible interest expense; (4) repeal of the domestic production activities deduction; (5) enactment of a provision designed to tax global intangible low-taxed income of foreign subsidiaries; (6) further limitation of the deductibility of certain executive compensation; and (7) limitation of certain other deductions. Certain provisions of the Tax Act, primarily the interest expense limitation, may result in our effective income tax rate being substantially higher than the U.S. federal statutory rate of 21.0% after certain statutory changes with respect to the interest expense limitation take effect in 2022.

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

The Sarbanes-Oxley Act of 2002 and other related rules and regulations, have increased the scope, complexity and cost of corporate governance. Reports from the Public Company Accounting Oversight Board’s PCAOB inspections of public accounting firms continue to outline findings and recommendations that could require these firms to perform additional work as part of their financial statement audits. The Company’s costs to respond to these additional requirements may increase.

Insurance Risks

Our operations are subject to various hazards, including natural disasters, that may cause personal injury or property damage for which we have a limited amount of insurance, and our business, operating costs and profitability could be adversely affected.

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

We maintain only a limited amount of insurance for natural disasters. A natural disaster or other serious disruption to our facilities due to earthquake, hurricane, fire, flood, severe weather or any other cause could substantially disrupt our operations. In addition, we could incur significantly higher costs during the time it takes us to reopen or replace one or more of our facilities, which may not be reimbursed by insurance.

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

The nature of our business subjects us to product liability, property damage, business interruption, personal injury and workers’ compensation claims. Increased premiums charged by insurance carriers may further increase our expenses as coverage expires or otherwise cause us to raise our self-insured retention amounts. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage may be subject to factors beyond our control. Further, allegations relating to workers’ compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Finance and Liquidity Risks

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

As of December 31, 2020, we had $600.0 million aggregate principal amount of Senior Unsecured Notes outstanding.

We and certain of our subsidiaries are also parties to a Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Third Loan Agreement provides for aggregate borrowings of up to $300.0 million subject to a borrowing base under the Revolving Facility. As of December 31, 2020, we had borrowings of $6.5 million outstanding under the Revolving Facility.

We and certain of our subsidiaries are also parties to a secured delayed draw term loan credit and guaranty agreement (the “Term Loan Agreement” and, together with the Third Loan Agreement, the “Debt Agreements”) with certain lenders and other parties named therein, as lenders (the “Term Loan Lenders”), and Bank of America, N.A. as administrative agent and collateral agent, that is secured by certain assets of the Company and the guarantors. As of December 31, 2020, the Term Loan Agreement provided for commitments of up to $179.1 million under the Term Loan Facility, of which there were no outstanding borrowings.

The covenants in the Debt Agreements and the Senior Indentures allow us to incur additional indebtedness from other sources in certain circumstances.

As a result of our existing indebtedness and our capacity to incur additional indebtedness, we are, and anticipate continuing to be, a highly leveraged company. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility or Term Loan Facility, to enable us to repay our indebtedness, including the Senior Unsecured Notes, or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•it requires us to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;

•it limits our ability to borrow money or sell assets to fund our working capital, capital expenditures, acquisitions and debt service requirements;
•our interest expense could increase if interest rates in general increase, because borrowings under our Revolving Facility and Term Loan Facility bear interest at floating rates;
•it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
•we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to a downturn in our business or the economy;
•it may increase our cost of borrowing;
•it may restrict us from exploiting business opportunities;
•debt service requirements could make it more difficult for us to make payments on the Senior Unsecured Notes and our other indebtedness;
•the interest limitation enacted as part of the Tax Act, particularly with respect to statutory changes that take effect in 2022, could increase our effective tax rate and income taxes payable; and
•there would be a material adverse effect on our business and financial condition, if we were unable to refinance, service our indebtedness or obtain additional financing, as needed.

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

Our business may not generate sufficient cash flow from operations, and future sources of capital under the Revolving Facility and Term Loan Facility or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility, the Term Loan Facility, or the Senior Unsecured Notes on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Senior Indentures and Debt Agreements restrict our ability to conduct asset sales and to use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.

The terms of the Senior Indentures and Debt Agreements contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 31, 2020, our Revolving Facility and Term Loan Facility provided for total unused borrowing capacity of up to $409.3 million.

The Senior Indentures permit us to incur certain additional secured debt, allows our non-guarantor subsidiaries to incur additional debt and does not prevent us from incurring other liabilities that do not constitute Indebtedness, as defined in the applicable Senior Indenture. The Senior Indentures also, under certain circumstances, allow us to designate some of our restricted subsidiaries as unrestricted subsidiaries. Those unrestricted subsidiaries will not be subject to many of the restrictive covenants in the Senior Indentures, and, therefore will be able to incur indebtedness beyond the limitations specified in the Senior Indentures and engage in other activities in which restricted subsidiaries may not engage. If new debt is added to our currently anticipated debt levels, the related risks that we and the guarantors now face could intensify.

We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although the Senior Indentures and Debt Agreements contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we will be able to make substantial restricted payments under certain circumstances.

The amount of borrowings permitted under our Revolving Facility and Term Loan Facility may fluctuate significantly and/or subject us to interest rate risk, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our Revolving Facility is limited to a periodic borrowing base valuation of, among other things, our eligible accounts receivable, inventory and mixer trucks and, under certain circumstances, our machinery. As a result, our access to credit under our Revolving Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Revolving Facility in respect of the calculation of such borrowing base value. Our inability to borrow at current advance rates or at all under the Revolving Facility, or the early termination of our Revolving Facility or Term Loan Facility may adversely affect our liquidity, results of operations and financial position.

Further, borrowings under our Revolving Facility and Term Loan Facility are at variable rates of interest based on the base rate or the London interbank offered rate (“LIBOR”) and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

To the extent we make borrowings based on LIBOR, LIBOR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. It is unclear whether new methods of calculating LIBOR will be established or if LIBOR continues to exist after 2021 when the U.K. Financial Conduct Authority (the authority that regulates LIBOR) plans to stop compelling banks to submit rates for the calculation of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR (“USD LIBOR”) with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023, which would allow time for most legacy contracts to mature before USD LIBOR is no longer available, and would also allow for more time for SOFR to develop. If LIBOR ceases to exist prior to the maturity of our contracts, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company and substantially all of our tangible assets are owned by our subsidiaries. As such, repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flows by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions or our indefinitely reinvested assertion with respect to our Canadian subsidiaries may limit our ability to obtain cash from our subsidiaries. While the terms of the Senior Indentures and Debt Agreements limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Senior Unsecured Notes. Credit ratings are not recommendations to purchase, hold or sell the Senior Unsecured Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of the Senior Unsecured Notes.

Our debt agreements may restrict our ability to operate our business and to pursue our business strategies. Our failure to comply with the covenants contained in the Senior Indentures and Debt Agreements or any agreement under which we have incurred other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
The Senior Indentures and Debt Agreements impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and limit or prohibit our ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;
•pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness, or make certain investments;
•prepay, redeem, or repurchase certain debt;
•sell assets and issue capital stock of our restricted subsidiaries;
•incur liens;
•enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;
•enter into transactions with affiliates;
•consolidate, merge, or sell all or substantially all of our assets; and
•with respect to the Senior Indentures and the Term Loan Facility, designate our subsidiaries as unrestricted subsidiaries.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Third Loan Agreement or Term Loan Agreement would permit the Lenders to terminate all commitments to extend further credit under the Revolving Facility or the Term Loan Facility, as applicable. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Facility or the Term Loan Facility, those Lenders could proceed against the collateral granted to them to secure that indebtedness.

As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.

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

The Third Loan Agreement provides the Lenders considerable discretion to impose reserves or availability blocks or reduce the advance rates used to calculate the value of our borrowing base, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the Lenders will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the Term Loan Facility, the Senior Unsecured Notes or meet our other obligations as they become due, among other matters.

Additional Risk Related to Our Canadian Operations

Our subsidiary, Polaris Materials Corporation (“Polaris”), exposes us to legal, political and economic risks in Canada as well as currency exchange rate fluctuations that could negatively impact our business and financial results.

International business is subject to a variety of risks, including:

•imposition of governmental controls and changes in laws, regulations or policies;
•currency exchange rate fluctuations, devaluations and other conversion restrictions;
•uncertain and changing tax rules, regulations and rates;
•logistical challenges;
•changes in regulatory practices, including tariffs and taxes;
•changes in labor conditions;
•general economic, political and financial conditions in foreign markets; and
•exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, anti-boycott rules, trade and export control regulations, as well as other international regulations.

U.S. international trade policy is subject to change. For example, the U.S. negotiated and signed a trade deal with Canada and Mexico known in the U.S. as the United States-Mexico-Canada-Agreement (the “USMCA”), aimed at re-negotiating and updating the terms of the North American Free Trade Agreement. The USMCA was effective on July 1, 2020. If the U.S. were to engage in trade disputes or the imposition of tariffs, such actions could cause an increase in customs duties that, in turn, could adversely affect intercompany transactions among our operating subsidiaries in Canada and the U.S. and increase transaction costs with third-party suppliers and customers.

Common Stock Investment Risks

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate doing so in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business. In addition, the Senior Indentures and Debt Agreements limit our ability to pay dividends, and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

Our stock price may be volatile.

In recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. The market price of our common stock may fluctuate based on a number of factors, including our operating performance and the performance of other similar companies; news announcements relating to us or our competitors, the job market in general and unemployment data; changes in earnings estimates or recommendations by research analysts; changes in general economic conditions; changes in interest rates and inflation; the arrival or departure of key personnel; acquisitions or other transactions involving us or our competitors; and other developments affecting us, our industry or our competitors.

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

From time to time, we provide public guidance on our expected financial results or disclose other forward-looking information for future periods. We manage our business to maximize our growth and profitability and not to achieve financial or operating targets for any particular reporting period. Although we believe that public guidance may provide investors with a better understanding of our expectations for the future and is useful to our existing and potential shareholders, such guidance is subject to risks, uncertainties and assumptions. Any such guidance or other forward-looking statements are predictions based on our then existing expectations and projections about future events that we believe are reasonable. Actual events or results may differ materially from our expectations, and as such, our actual results may not be in line with guidance we have provided. We are under no duty to update any of our forward-looking statements to conform to actual results or to changes in our expectations, except as required by federal securities laws. If our financial results do not meet our guidance or the expectations of investors, or if we reduce our guidance for future periods, the market price of our common stock may decline and stockholders could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We operate in select geographic markets, with a focus on vertically integrating our ready-mixed concrete operations through our aggregate products. The following map depicts our locations:

Ready-mixed concrete segment

The table below lists our concrete plant facilities as of December 31, 2020. While these plants are of varying ages, we believe they are generally in good condition, well maintained and sufficient for our current needs.

	Owned			Leased			2020 Production (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
Texas/Oklahoma	90	16	16	1	1	124	3,764
New Jersey/New York City/Washington, D.C./Pennsylvania	35	—	1	1	1	38	2,599
Northern California	22	—	4	2	—	28	1,799
U.S. Virgin Islands	3	—	—	1	—	4	81
Total	150	16	21	5	2	194	8,243

Aggregate products segment

The table below lists our aggregate facilities as of December 31, 2020.

				Percent of Reserves Owned and Leased
Locations	Number of Producing Quarries	Total Estimated Minimum Reserves (in thousand tons)(1)	2020 Production (in thousand tons)	Owned	Leased
British Columbia, Canada	1	91,900	5,311	—%	100%
Texas/Oklahoma	12	50,100	4,450	27%	73%
New Jersey/New York	5	99,700	3,677	100%	—%
U.S. Virgin Islands	2	29,400	285	42%	58%
Total	20	271,100	13,723
(1) All reserves are permitted for extraction, considered to be proven and probable and considered to be recoverable aggregates of suitable quality for economic extraction. The degree of assurance between proven and probable reserves cannot be readily defined for our reserves.

We produce crushed stone aggregates, sand and gravel from 20 aggregates facilities located in Canada, Texas, Oklahoma, New Jersey, New York and the U.S. Virgin Islands. We also lease another quarry to a third party who remits a royalty to us based on the volume of product produced and sold from the quarry. We sell our aggregates for use in commercial, industrial and public works projects or consume them internally in the production of ready-mixed concrete in the markets we serve.  Also included in our aggregate products segment are two distribution terminals in California to which we ship the aggregates we produce from our Canadian quarry. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. We do not believe any of our quarries are individually material to our business or results of operations.

We also have undeveloped quarries with reserves acquired in recent years that are not yet permitted in New Jersey and British Columbia, Canada. These reserves are not included in the table or narrative above.

Other

As of December 31, 2020, we also leased four aggregates distribution terminals in New York and one in New Jersey, the operations of which are not in a reportable segment.

Item 3.  Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 16, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “USCR.”

As of February 16, 2021, we had 116 holders of record of our common stock and approximately 28,300 beneficial holders of our common stock.

We have never declared or paid any dividends on our common stock and currently do not intend to do so. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and the notes to our consolidated financial statements included in this report for more information concerning restrictions on our payment of cash dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended December 31, 2020:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2020	216	$29.54	—	$—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	366	38.61	—	—
Total	582	$35.24	—	$—
(1)Represents shares acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those shares having a value on the date of vesting equal to their tax obligations.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since the last trading day of 2015 with the cumulative total returns of the Russell 2000 index and a peer group selected by us (the “Peer Group”). The companies included in the Peer Group are Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc., Summit Materials, Inc. and Vulcan Materials Company. The graph assumes that the value of the investment in our common stock, the Russell 2000 index and each peer group was $100 on December 31, 2015 and is calculated assuming the quarterly reinvestment of dividends, as applicable.

Comparison of 5 Year Cumulative Total Return

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
U.S. Concrete, Inc.	$100.00	$124.38	$158.85	$67.00	$79.11	$75.90
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Peer Group	$100.00	$146.37	$152.12	$106.25	$149.40	$159.70

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

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with Item 1A. Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report. In addition, a detailed discussion of the 2019 year-over-year changes from 2018 can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 and is hereby incorporated by reference into this Annual Report on Form 10-K. The following discussion reflects 2020 (current year) results compared to 2019 (prior year), unless otherwise noted.

Our Business

We are a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. We operate through two primary segments, which are ready-mixed concrete and aggregate products.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 85.0% of our revenue in 2020) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York City, Washington, D.C., Philadelphia, Northern California, Oklahoma and the U.S. Virgin Islands.

Aggregate products. Our aggregate products segment (which represented 11.1% of our revenue, excluding $64.2 million of intersegment sales) produces crushed stone, sand and gravel from 20 aggregates facilities located in British Columbia, Canada, Texas, Oklahoma, New Jersey, New York, and the U.S. Virgin Islands. We sell aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 13.7 million tons of aggregates in 2020, with British Columbia, Canada representing 39%, Texas and Oklahoma representing 32%, New Jersey and New York representing 27% and the U.S. Virgin Islands representing 2% of the total production. During 2020, we consumed 34% of our aggregate production internally and sold 66% to third-party customers. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Overview

The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris, which primarily serves markets in California. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of those types of projects.

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

Our ready-mixed concrete sales volume decreased 10.2% to 8.2 million cubic yards and generated revenue of $1.2 billion. Ready-mixed concrete sales volume was down primarily due to delayed projects and regional demand, which were both heavily impacted by the COVID-19 pandemic in 2020. Partially offsetting the volume decline, our ready-mixed concrete average selling price (“ASP”) increased 1.2%, resulting in the 10th consecutive year of increased ASP. Our aggregate products sales volume increased 10.8%, and ASP increased 9.6%, resulting in record total aggregate products revenue of $216.4 million, including intersegment sales of $64.2 million.

Record sales of aggregate products in 2020 helped partially offset the decrease in ready-mixed concrete sales, as total Company revenue declined 7.6%. Despite the decline in revenue, the successful implementation of our business contingency plans during the year, as well as a gain from the value of our contingent consideration, resulted in an $11.1 million increase in operating income.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared a global emergency with respect to the outbreak of COVID-19. On March 13, 2020, then President Trump declared the COVID-19 pandemic a national emergency. Residents throughout the U.S. have spent varying periods under “stay-at-home” or “shelter-in-place” orders. The full, long-term impacts of the pandemic are unknown and evolving. Construction has generally been considered an “essential” service and thus excluded from many “stay-at-home” orders. While we have generally remained operational during this time in the regions we serve with the implementation of new, enhanced safety and health protocols, certain of our operations were more negatively impacted, particularly in April and May, in states with stringent restrictions. For example, our ready-mixed concrete sales decreased $117.2 million during 2020, resulting in part from lower ready-mixed concrete operations in New York City and California, both of which have had more stringent restrictions related to COVID-19. As restrictions have gradually evolved, construction levels have begun improving in many of those areas. We continue to monitor the impact on our customers and our ongoing projects and pipeline. The business contingency plans and cost-cutting measures we implemented across our operations, which are continually reviewed and updated in response to the evolving pandemic, helped to mitigate the impact from the decrease in ready-mixed concrete sales volumes on our operating income in 2020. Given the unprecedented uncertainty surrounding the pandemic, we are currently unable to project the full impact the pandemic will have on our results of operations in 2021 and beyond.

2020 Acquisitions

On February 24, 2020, we acquired all of the equity of Coram Materials, a sand and gravel producer in New York (the “Coram Acquisition”). The Coram Acquisition expanded our aggregate products operations in our East Region. Coram Materials' operations supply natural sand used in concrete and other applications to the New York City area. In November 2020, we acquired certain assets of Sugar City Building Materials Co. that expanded our ready-mixed concrete operations in our West Region. We funded both of these acquisitions through borrowings under the Revolving Facility.

For additional information, see Note 2, “Business Combinations” to our consolidated financial statements included in this report.

Results of Operations

($ in millions except selling prices)	2020		2019		Increase/(Decrease)	% Change(1)
Revenue	$1,365.7	100.0%	$1,478.7	100.0%	$(113.0)	(7.6)%
Cost of goods sold before depreciation, depletion and amortization	1,070.6	78.4	1,187.6	80.3	(117.0)	(9.9)
Selling, general and administrative expenses	127.0	9.3	130.0	8.8	(3.0)	(2.3)
Depreciation, depletion and amortization	99.7	7.3	93.2	6.3	6.5	7.0
Change in value of contingent consideration	(7.3)	(0.5)	2.8	0.2	(10.1)	NM
Gain on sale/disposal of assets and businesses, net	(0.6)	—	(0.1)	—	0.5	(500.0)
Operating income	76.3	5.6	65.2	4.4	11.1	17.0
Interest expense, net	45.9	3.4	46.1	3.1	(0.2)	(0.4)
Loss on extinguishment of debt	12.4	0.9	—	—	12.4	NM
Other income, net	(1.5)	(0.1)	(9.5)	(0.6)	(8.0)	(84.2)
Income before income taxes	19.5	1.4	28.6	1.9	(9.1)	(31.8)
Income tax expense (benefit)	(5.0)	(0.4)	12.3	0.8	(17.3)	(140.7)
Net income	24.5	1.8	16.3	1.1	8.2	50.3
Amounts attributable to non-controlling interest	1.0	0.1	(1.4)	(0.1)	(2.4)	(171.4)
Net income attributable to U.S. Concrete	$25.5	1.9%	$14.9	1.0%	$10.6	71.1%

Ready-Mixed Concrete Data:
ASP per cubic yard	$140.69		$138.97		$1.72	1.2%
Sales volume in thousand cubic yards	8,242		9,181		(939)	(10.2)%
Aggregate Products Data:
ASP per ton(2)	$13.08		$11.93		$1.15	9.6%
Sales volume in thousand tons	12,622		11,392		1,230	10.8%
(1) “NM” is defined as “not meaningful.”
(2) Our calculation excludes freight and certain other ancillary revenue. Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Revenue. Our consolidated revenue declined by $113.0 million, or 7.6%, primarily due to lower sales of ready-mixed concrete, partially offset by record sales of aggregate products. As our business is seasonal and subject to adverse weather, our results in both years were negatively impacted by inclement weather in various regions and during various periods of the year, while 2020 was also impacted by the regional effects of the COVID-19 pandemic. Ready-mixed concrete sales declined by $117.2 million, or 9.2%, due to a 10.2% decline in sales volume partially offset by a 1.2% increase in ASP. Our ready-mixed concrete operations experienced sales declines in all markets, with the most significant impact in our East Region. New York and California both had more stringent restrictions related to COVID-19, and our operations in those states as well as elsewhere are still recovering from the impacts of the pandemic-related construction job delays. In addition, during 2020, our California operations were negatively impacted by supply shortages of cement resulting from temporary closures of a cement supplier's plant. Sales of aggregate products increased 10.9% to an all-time high of $216.4 million, driven by a 9.6% increase in ASP and a 10.8% increase in volume. Aggregate product sales increased due to a $27.4 million contribution from Coram Materials, as well as increased sales in our Central Region, partially offset by lower sales in other markets due to lower demand. Other product revenue decreased primarily due to lower aggregate distribution and hauling revenue.

Cost of goods sold before depreciation, depletion and amortization (“DD&A”). Cost of goods sold before DD&A decreased $117.0 million, or 9.9%. As a percentage of sales, cost of goods sold before DD&A was 190 basis points lower in 2020. The improvement was due to optimizing concrete mixes, more efficient operations of our plants and lower delivery costs as a result of lower volumes in addition to the benefit of lower diesel costs and less congested traffic patterns for most of the year, partially offset by higher insurance costs. Our variable costs in our ready-mixed concrete segment, which include primarily raw material costs, labor and benefits costs, utilities and delivery costs, were lower overall primarily related to the lower sales volume. Despite record sales volumes in our aggregate products segment, variable costs in the segment, which include quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, actually decreased primarily due to lower freight expense and more efficient operation of our facilities. Total fixed costs in our aggregate products segment, which include primarily property taxes, equipment rental and plant management costs, were higher, due in part to the Coram Acquisition as well as incremental costs to manage our aggregate inventories.

Selling, general and administrative (“SG&A”) expenses.  SG&A expenses decreased $3.0 million, primarily as a result of a $7.5 million decrease in stock-based compensation expense and the positive impact of additional cost-saving measures in response to the COVID-19 pandemic, partially offset by certain personnel-related expenses, including incentive compensation, severance costs and a pension withdrawal liability.

Depreciation, depletion and amortization.  DD&A expense increased $6.5 million, or 7.0%, primarily related to depreciation on additional plants and equipment purchased for our existing business or acquired through acquisitions and depletion on acquired mineral deposits.

Change in value of contingent consideration. We recorded a $7.3 million net gain on revaluation of contingent consideration in 2020 compared to a $2.8 million loss in 2019. These amounts were related to fair value changes in contingent consideration associated with certain acquisitions. The 2020 non-cash net gain from fair value changes in contingent consideration was primarily due to the EBITDA performance for a previous acquisition being lower than contractual targets. The 2019 non-cash expense was primarily due to changes in the probability-weighted assumptions related to future EBITDA performance.

Loss on extinguishment of debt.  In connection with our October 2020 redemption of $400.0 million of the 2024 Notes, we recognized a $12.4 million loss, primarily due to the early redemption premium. Also included in the loss were essentially offsetting amounts to write off the related unamortized original issuance premium and debt issuance costs from the redeemed notes.

Other income, net.  Other income, net, in 2019 included a gain from an eminent domain proceeding in Washington, D.C. and insurance proceeds from prior hurricane losses in our U.S. Virgin Island operations, neither of which was repeated in 2020.

Income taxes. We recorded an income tax benefit of $5.0 million for 2020 and expense of $12.3 million for 2019. For 2020, our effective tax rate differed substantially from the federal statutory tax rate primarily due to (1) additional tax benefits recognized related to the CARES Act enacted on March 27, 2020 and (2) final Treasury regulations regarding the business interest deduction limitation (“Final 163(j) Regulations”) published in the Federal Register on September 14, 2020.

The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. The Final 163(j) Regulations removed an unfavorable interpretation of the computation of ATI, which negatively impacted our business interest deduction for the tax years ended December 31, 2018 and 2019. The guidance provided in the Final 163(j) Regulations eliminated our business interest deduction limitation for those tax years, and we recognized an additional tax benefit of $10.2 million in 2020, which included amounts related to the CARES Act net operating loss carryback provision. In addition, we recognized a CARES Act benefit of $2.1 million in 2020 related to employee retention credits, which are intended to be a reimbursement for certain wage and benefit costs we would have otherwise not incurred.

For 2019, our effective tax rate differed substantially from the federal statutory rate primarily due to a $5.8 million valuation allowance we recorded for (1) an interest expense limitation carryforward attribute resulting from the Tax Act, which we did not believe was more likely than not to be realized under the then-existing interpretation of the applicable statute and (2) certain foreign losses generated for which we do not believe the tax benefits are more likely than not to be realized.

Segment information

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense, the loss on extinguishment of debt, and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, pension withdrawal liability and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on accounting principles generally accepted in the United States of America (“U.S. GAAP”) and is not a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement, the Term Loan Agreement, the 2024 Indenture and the 2029 Indenture. See Note 8, “Debt” and Note 18, “Segment Information,” to our consolidated financial statements included in this report for definitions of certain debt agreements and additional information regarding our segments and a reconciliation of Adjusted EBITDA to net income.

Ready-mixed concrete

($ in millions except selling prices)	2020	2019	Increase/(Decrease)	% Change
Ready-Mixed Concrete Segment:
Revenue	$1,161.4	$1,278.6	$(117.2)	(9.2)%
Segment revenue as a percentage of total revenue	85.0%	86.5%
Adjusted EBITDA	$149.6	$157.7	$(8.1)	(5.1)%
Adjusted EBITDA as a percentage of segment revenue	12.9%	12.3%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$140.69	$138.97	$1.72	1.2%
Sales volume in thousand cubic yards	8,242	9,181	(939)	(10.2)%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  The impact of lower volume of ready-mixed concrete, resulting from the impacts of inclement weather in various regions and during various periods of the year as well as the regional effects of the COVID-19 pandemic, was largely mitigated by actions taken as part of our business contingency plans in the form of labor management, concrete mix optimization, higher asset utilization and delivery efficiencies, which included lower fuel costs and generally less congested traffic patterns. Adjusted EBITDA as a percentage of segment revenue improved 60 basis points due to the benefits of these business contingency plans.

Aggregate products

($ in millions except selling prices)	2020	2019	Increase	% Change
Aggregate Products Segment:
Sales to external customers	$105.7	$89.5
Freight revenue on sales to external customers	46.5	52.2
Intersegment sales	64.2	53.5
Total aggregate products revenue	$216.4	$195.2	$21.2	10.9%
Segment revenue, excluding intersegment sales, as a percentage of total Company revenue	11.1%	9.6%
Adjusted EBITDA	$80.9	$53.8	$27.1	50.4%
Adjusted EBITDA as a percentage of segment revenue	37.4%	27.6%

Aggregate Products Data:
ASP per ton	$13.08	$11.93	$1.15	9.6%
Sales volume in thousand tons	12,622	11,392	1,230	10.8%

Adjusted EBITDA. Adjusted EBITDA for our aggregate products segment increased 50.4% to a record $80.9 million. Overall, our segment Adjusted EBITDA as a percentage of segment revenue improved 980 basis points, due in large part to the Coram Acquisition and increased volume in Texas, including the benefit of a new Texas greenfield operation. Our Adjusted EBITDA benefited from higher revenue, lower freight costs and our ability to leverage fixed costs on higher volumes through operating efficiencies.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our credit facilities, including (1) the Revolving Facility, which provides for borrowings of up to $300.0 million, subject to a borrowing base, and (2) the Term Loan Facility, which provided for borrowings of up to $179.1 million as of December 31, 2020.

We ended 2020 with $11.1 million of cash and cash equivalents, $230.2 million available for borrowing under the Revolving Facility and $179.1 million available for borrowing under the Term Loan Facility, providing total available liquidity of $420.4 million. Our total available liquidity increased in 2020 due primarily to the addition of the Term Loan Facility during 2020.

The following key financial measures reflect our financial condition as of the end of 2020 and 2019 ($ in millions):

	2020	2019
Cash and cash equivalents	$11.1	$40.6
Working capital	$56.3	$103.7
Total debt(1)	$702.4	$687.3
(1) Includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, promissory notes and any outstanding borrowings under the Revolving Facility and Term Loan Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions. Our portfolio strategy includes acquisitions in various regions and markets. We may seek financing for additional acquisitions, which could include debt or equity capital.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and Term Loan Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. We initiated business contingency planning and will continue to adjust those plans as needed to mitigate the impact of the COVID-19 pandemic on our cash needs. If, however, availability under the Revolving Facility, Term Loan Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate or COVID-19 operating restrictions;
•declines in gross margins due to shifts in our product mix, increases in fixed or variable costs or the impact of COVID-19;
•any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers, including from COVID-19; and
•inclement weather beyond normal patterns that could adversely affect our sales volumes.

Cash Flows

($ in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$181.3	$138.8	$122.8
Investing activities	(172.1)	(33.8)	(91.7)
Financing activities	(38.7)	(84.2)	(33.4)
Effect of exchange rates on cash and cash equivalents	—	(0.2)	(0.3)
Net increase (decrease) in cash	$(29.5)	$20.6	$(2.6)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest. Overall, the 2020 improvement in cash generated from operations was driven primarily by management's cost control initiatives, the deferral of the remittance of $9.0 million of payroll taxes as permitted by the CARES Act, income tax refunds, and our ongoing initiatives to optimize working capital. The 2019 cash generated from operations was also aided by income tax refunds received.

Our net cash used to fund investing activities was higher in 2020 and 2018 because we paid $149.4 million in 2020 and $72.3 million in 2018 to fund acquisitions. In addition, we incurred $24.4 million, $42.7 million and $39.9 million in 2020, 2019 and 2018, respectively, primarily to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. During 2019, we received $6.0 million of proceeds for an eminent domain matter and insurance proceeds relating to property damage suffered in 2017. Investing activities also included proceeds from the sale of businesses and/or property, plant and equipment of $1.7 million in 2020, $2.9 million in 2019 and $20.7 million in 2018. Proceeds were higher in 2018 primarily from the sale of our Dallas/Fort Worth area lime operations.

In 2021, we expect to invest between $40 million and $50 million in capital expenditures, excluding expenditures financed through finance leases as well as any acquisitions. These expenditures are planned primarily for maintenance and expansion, land purchases and new plants, as well as plant improvements, plant equipment, drum mixer trucks and other rolling stock. We expect to fund these expenditures with cash flows from operations, existing cash and cash equivalents and as needed, borrowings under our Revolving Facility. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change.

Financing activities in 2020 included $400.0 million of proceeds from our 2029 Notes offering, offset by related debt issuance costs, redemption of $400.0 million of our 2024 Notes including a $12.7 million redemption premium (see discussion below), $14.8 million of proceeds from finance lease and other transactions primarily for our Texas greenfield aggregates operation and $6.5 million of net borrowings under our Revolving Facility. In addition, in 2020, we made payments of $27.0 million primarily related to our finance leases and promissory notes and paid $10.0 million for contingent and deferred consideration obligations. Financing activities in 2019 included $15.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $32.8 million primarily related to our finance leases and promissory notes and paid $33.4 million for contingent and deferred consideration obligations. Financing activities in 2018 included $6.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $29.6 million primarily related to our finance leases and promissory notes and paid $5.9 million for contingent and deferred consideration obligations. We also repurchased 0.2 million shares of our common stock at a cost of $6.7 million during 2018 under the 2017 share repurchase program.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility (“Revolving Facility”)

We have a senior secured asset-based credit facility with certain Lenders and Bank of America, N.A., as agent for the Lenders that provides for up to $300.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars. As of December 31, 2020, we had $6.5 million outstanding under the Revolving Facility at an interest rate of 3.50%.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Loan Agreement, which matures August 31, 2022.

The Third Loan Agreement contains usual and customary covenants including, but not limited to: restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of December 31, 2020, we were in compliance with all covenants under the Third Loan Agreement.

Delayed Draw Term Loan Facility (“Term Loan Facility”)

On April 17, 2020, we entered into a secured delayed draw term loan credit and guaranty agreement with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent, and the lenders and other parties named therein. The Term Loan Agreement provided for an initial $180.0 million delayed draw term loan facility, which was reduced to $179.1 million as of December 31, 2020. Commitments are reduced by approximately $0.4 million each quarter through September 30, 2021. The Term Loan Agreement permits borrowings until December 15, 2021. Any borrowings outstanding on December 15, 2021 will mature on May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes remain outstanding on such date). We entered into the Term Loan Agreement to enhance our liquidity and financial flexibility. Proceeds of the Term Loan Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

Borrowings under the Term Loan Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00% and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount borrowed. Additionally, each draw on the Term Loan Facility will be issued at a price of 99.0% of the amount drawn. The Term Loan Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of the Company and its subsidiary guarantors that is not secured by a first priority security interest under the Revolving Facility (the “Revolving Facility Collateral”) and a second priority security interest on the Revolving Facility Collateral. The Term Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries’ ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions, but it does not contain any financial maintenance covenants.
Senior Unsecured Notes

At December 31, 2020, we had outstanding $200.0 million aggregate principal amount of 2024 Notes and $400.0 million aggregate principal amount of 2029 Notes. The Senior Unsecured Notes are governed by similar indentures that contain customary covenants, including negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contain customary events of default.

During September 2020, we issued the 2029 Notes, and in October 2020 we used the proceeds from that issuance, in addition to borrowings from the Revolving Facility, to redeem $400.0 million aggregate principal amount of our 2024 Notes to extend the maturity of our debt portfolio consistent with the long-lived nature of our asset base. As a result of this early debt retirement, we recognized a redemption premium of $12.7 million offset by non-cash net credits (acceleration of unamortized premium, net of unamortized debt issuance costs) of $0.3 million. The net expense of $12.4 million was recognized as a loss on extinguishment of debt.

The 2024 Notes are governed by the 2024 Indenture, dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer (the “Issuer”), the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in the 2024 Indenture.

The 2029 Notes are governed by the 2029 Indenture dated as of September 23, 2020, among the Issuer, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Notes accrue interest at a rate of 5.125% per annum, which is payable on March 1 and September 1 of each year, beginning on March 1, 2021. The 2029 Notes mature on March 1, 2029 and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture.

The Senior Unsecured Notes are guaranteed on a full and unconditional senior unsecured basis by each of the Issuer's restricted subsidiaries (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”) that guarantee any obligations under the Revolving Facility and certain of the Issuer's other indebtedness or certain indebtedness of the Issuer's restricted subsidiaries (other than a foreign subsidiary or domestic subsidiary thereof that guarantees only indebtedness incurred by a foreign subsidiary or a domestic subsidiary thereof). Each Guarantor Subsidiary is directly or indirectly 100% owned by the Issuer. The guarantees are joint and several. The Issuer does not have any independent assets or operations. There are no significant restrictions in the 2024 Indenture or the 2029 Indenture on the ability of the Guarantor Subsidiaries to make distributions to the Issuer. The Senior Unsecured Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned (collectively, the “Non-Guarantor Subsidiaries”).

The Senior Unsecured Notes and the guarantees thereof are effectively subordinated to all of the Issuer's and the Guarantor Subsidiaries' existing and future secured obligations, including obligations under the Revolving Facility, the Term Loan Facility, our finance leases and our promissory notes, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and the Guarantor Subsidiaries' future subordinated indebtedness; pari passu in right of payment with any of our and the Guarantor Subsidiaries' existing and future senior indebtedness, including the Issuer's and the Guarantor Subsidiaries' obligations under the Revolving Facility, the Term Loan Facility and our finance leases; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including trade payables and preferred stock, of any Non-Guarantor Subsidiaries.

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

Balance Sheets ($ in millions)	December 31, 2020	December 31, 2019
Assets:
Due from Non-Guarantor Subsidiaries, current	$0.6	$8.9
Other current assets	285.8	320.2
Property, plant and equipment, net	598.1	470.3
Amount due from Non-Guarantor Subsidiaries, long-term	110.9	111.4
Other long-term assets	299.2	307.7
Liabilities:
Current liabilities	$258.6	$245.9
Long-term debt	667.2	653.3
Other long-term liabilities	134.5	120.2

Statements of Operations ($ in millions)	2020	2019
Revenue	$1,259.6	$1,361.2
Cost of goods sold before depreciation, depletion and amortization	1,001.6	1,107.6
Operating income	64.1	50.1
Net income	16.6	5.5

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $101.7 million in outstanding principal as of December 31, 2020.

For additional information regarding our arrangements relating to outstanding indebtedness, see Note 8, “Debt,” to our consolidated financial statements included in this report.

Contingent Liabilities and Commitments

We have entered into standby letter of credit agreements in the normal course of business primarily relating to self-insurance. At December 31, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling $25.9 million, of which $1.1 million reduces the Company's borrowing availability under its Revolving Facility. We are also contingently liable for performance under $11.8 million in performance bonds relating to our operations. In the Company's past experience, no material claims have been made against these financial instruments.

Commitments

The following are our contractual commitments associated with our indebtedness, operating lease obligations and certain acquisition-related payment obligations as of December 31, 2020 ($ in millions):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal on debt	$708.2	$33.7	$54.6	$218.5	$401.4
Interest on debt	224.8	36.2	69.4	54.3	64.9
Operating leases	95.5	17.8	30.9	25.1	21.7
Deferred consideration payments(1)	12.0	9.9	1.3	0.8	—
Total	$1,040.5	$97.6	$156.2	$298.7	$488.0
(1)Includes certain amounts previously reported as contingent consideration for which the performance period has concluded, the related contingency has been removed and payment will be made in 2021.

The following long-term liabilities included on the consolidated balance sheet are excluded from the contractual obligations table: accrued employment costs, contingent consideration, income tax contingencies, self-insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this report for more information about our significant accounting policies. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. We have listed below those policies that we believe are critical and involve complex judgment in their application to our financial statements. Actual results in these areas could differ from our estimates.

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

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period they are determined, with the corresponding offset to goodwill. See Note 2, “Business Combinations,” to our consolidated financial statements included in this report for additional information about our acquisitions.

Goodwill and Goodwill Impairment

Goodwill represents the amount by which the purchase price of net assets acquired in a business combination exceeds the fair value of the acquired net identifiable tangible and intangible assets. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The impairment evaluation of goodwill is a critical accounting estimate because goodwill represented 15.8% of the Company's total assets at December 31, 2020, the evaluation requires the use of significant estimates and assumptions and considerable management judgment, and an impairment charge could be material to the Company's financial condition and its results of operations. We generally test for goodwill impairment in the fourth quarter of each year.

Goodwill is tested for impairment at the reporting unit level. We have three reporting units: one each for our ready-mixed- concrete and aggregate products operating segments and one for a small non-reportable operating segment. The components within the ready-mixed concrete and aggregate products operating segments have been aggregated and determined to be single reporting units. To perform the impairment analysis, we estimate the fair value of our reporting units and compare the result to the reporting unit's carrying value. If the fair value of a reporting unit does not exceed its carrying value, then the goodwill is deemed to be impaired. We generally estimate the fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. We calculate multiples of invested capital to EBITDA using a weighted average of two selected 12 month period results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our common stock and total outstanding debt. An impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We completed our annual impairment assessment during the fourth quarter of 2020 as of October 1, 2020 and determined there was no impairment of goodwill. While the amounts by which the fair values of the reporting units exceeded their carrying values (the “cushions”) have generally decreased from our 2019 review due to the impact of the COVID-19 pandemic, our major reporting units still had ample cushion. Our smallest reporting unit, which has only $3.3 million of goodwill, had the lowest cushion, 9.3%. Our fair value estimates were determined using estimates and assumptions that we believe were reasonable at the time, including assumptions regarding future operating results. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, including further impacts of the COVID-19 pandemic, could significantly impact the calculated fair value of the reporting units, and could result in an impairment charge in the future. See Note 6, “Goodwill and Intangible Assets, Net,” to our consolidated financial statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage against certain workers' compensation, automobile and general liability risks in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are suitable for a company of our size and with our risk profile, although there are variations among our business units, and we regularly evaluate our retention levels and coverage limits.  We have deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, claims development, retention levels, safety practices, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for these self-insurance claims, which was classified in accrued liabilities and other long-term obligations and deferred credits, was $33.0 million as of December 31, 2020 and $23.3 million as of December 31, 2019.

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

We have deferred tax assets resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances related to deferred tax assets could be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we are unable to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which the determination is made. Conversely, if we were to determine that we can realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to income tax expense in the period in which the determination is made. Based on these considerations, we had valuation allowances as of December 31, 2020 and 2019 of $6.2 million and $15.1 million, respectively, for certain deferred tax assets due to uncertainty regarding their ultimate realization.  In 2020, we reduced our valuation allowance established for our interest limitation carryforward attribute by $10.4 million as a result of the CARES Act and Final 163(j) Regulations and increased the valuation allowance for certain foreign losses generated for which we do not believe the tax benefits are more likely than not to be realized. Much of the tax benefit normally associated with releasing a valuation allowance was offset by the elimination of the related deferred tax asset for the interest limitation carryforward attribute.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of unrecognized tax benefits. These differences, should they occur, will be reflected as increases or decreases to income tax expense in the period in which new information is available. See Note 14, “Income Taxes,” to our consolidated financial statements included in this report for further discussion.

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

Interest Rate Risk

Borrowings under our Revolving Facility expose us to certain market risks. Interest on amounts drawn varies based on the floating rates under the Revolving Facility. Based on our $6.5 million of outstanding borrowings under the Revolving Facility as of December 31, 2020, a 100 basis-point change in the interest rate would increase or decrease annual interest expense by $0.1 million.

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

Foreign Exchange Risk

Our primary exposure to foreign currency risk relates to our Canadian aggregate facility. Certain activities are transacted in Canadian dollars, but recorded in U.S. dollars. Changes in exchange rates between the U.S. dollar and the Canadian dollar result in transaction gains or losses, which we recognize in our consolidated statements of operations.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. and subsidiaries (the Company) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Coram Materials Corp. and certain of its affiliates
Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company completed the acquisition of the Coram Materials Corp. and certain of its affiliates for purchase consideration of $142.9 million during the year ended December 31, 2020. The acquisition was accounted for under the acquisition method of accounting for business combinations.

Auditing the Company's accounting for the acquisition of Coram Materials Corp. and certain of its affiliates was complex due to the significant assumptions that required the use of management specialists. Certain of these assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's acquisition processes. For example, we tested certain internal controls over the Company's acquisition date valuation process, including controls over the selection of the valuation methodologies used as well as the key inputs and assumptions used to value the mineral reserve assets and other property, plant and equipment assets.

Our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions and the underlying data used by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions used to value the mineral reserve assets to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors. For other property, plant and equipment assets, we assessed management’s estimates of the fair values using independently obtained external information and comparing it to the assumptions included in the Company’s fair value estimates. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 24, 2021

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11.1	$40.6
Trade accounts receivable, net	212.5	233.1
Inventories	70.3	59.0
Other receivables, net	13.2	8.4
Prepaid expenses and other	11.1	7.9
Total current assets	318.2	349.0
Property, plant and equipment, net	788.2	673.5
Operating lease assets	76.1	69.8
Goodwill	238.2	239.5
Intangible assets, net	70.9	92.4
Other assets	14.7	9.1
Total assets	$1,506.3	$1,433.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.8	$136.4
Accrued liabilities	86.1	63.5
Current maturities of long-term debt	33.7	32.5
Current operating lease liabilities	14.3	12.9
Total current liabilities	261.9	245.3
Long-term debt, net of current maturities	668.7	654.8
Long-term operating lease liabilities	65.5	59.7
Other long-term obligations and deferred credits	51.9	49.1
Deferred income taxes	56.6	54.8
Total liabilities	1,104.6	1,063.7
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000,000 shares authorized; 17,942,000 and 17,911,000 shares issued, respectively; and 16,675,000 and 16,696,000 shares outstanding, respectively)	—	—
Additional paid-in capital	363.8	348.9
Retained earnings	53.3	31.1
Treasury stock, at cost (1,267,000 and 1,215,000 common shares, respectively)	(37.9)	(36.6)
Total shareholders' equity	379.2	343.4
Non-controlling interest	22.5	26.2
Total equity	401.7	369.6
Total liabilities and equity	$1,506.3	$1,433.3
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)

	2020	2019	2018
Revenue	$1,365.7	$1,478.7	$1,506.4
Cost of goods sold before depreciation, depletion and amortization	1,070.6	1,187.6	1,212.2
Selling, general and administrative expenses	127.0	130.0	126.5
Depreciation, depletion and amortization	99.7	93.2	91.8
Change in value of contingent consideration	(7.3)	2.8	—
Asset impairment	—	—	1.3
Gain on sale/disposal of assets and businesses, net	(0.6)	(0.1)	(15.3)
Operating income	76.3	65.2	89.9
Interest expense, net	45.9	46.1	46.4
Loss on extinguishment of debt	12.4	—	—
Other income, net	(1.5)	(9.5)	(4.6)
Income before income taxes	19.5	28.6	48.1
Income tax expense (benefit)	(5.0)	12.3	16.8
Net income	24.5	16.3	31.3
Amounts attributable to non-controlling interest	1.0	(1.4)	(1.3)
Net income attributable to U.S. Concrete	$25.5	$14.9	$30.0

Earnings per share attributable to U.S. Concrete:
Basic	$1.54	$0.91	$1.82
Diluted	$1.53	$0.91	$1.82

Weighted average shares outstanding:
Basic	16.6	16.4	16.5
Diluted	16.6	16.4	16.5
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)

	Shares of Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
December 31, 2017	16.7	$319.0	$(13.8)	$(24.8)	$280.4	$21.7	$302.1
Stock-based compensation	0.1	10.4	—	(1.9)	8.5	—	8.5
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Adjustment for prior year business combination	—	—	—	—	—	1.8	1.8
Share repurchase program	(0.2)	—		(6.7)	(6.7)	—	(6.7)
Net income	—	—	30.0	—	30.0	1.3	31.3
December 31, 2018	16.6	329.6	16.2	(33.4)	312.4	24.8	337.2
Stock-based compensation	0.1	19.1	—	(3.2)	15.9	—	15.9
Stock options exercised	—	0.2	—	—	0.2	—	0.2
Net income	—	—	14.9	—	14.9	1.4	16.3
December 31, 2019	16.7	348.9	31.1	(36.6)	343.4	26.2	369.6
Stock-based compensation	—	11.6	—	(1.3)	10.3	—	10.3
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest	—	3.3	—	—	3.3	(3.3)	—
Distribution to non-controlling interest	—	—	—	—	—	(0.2)	(0.2)
Payment from non-controlling interest	—	—	—	—	—	0.3	0.3
Other	—	—	—	—	—	0.5	0.5
Net income	—		25.5	—	25.5	(1.0)	24.5
December 31, 2020	16.7	$363.8	$53.3	$(37.9)	$379.2	$22.5	$401.7
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24.5	$16.3	$31.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	99.7	93.2	91.8
Amortization of debt issuance costs	2.1	1.8	1.8
Change in value of contingent consideration	(7.3)	2.8	—
Loss on extinguishment of debt	12.4	—	—
Gain on sale of businesses and assets, net	(0.6)	(0.1)	(15.3)
Gains from eminent domain matter and property insurance claims	—	(6.0)	—
Asset impairment	—	—	1.3
Deferred income taxes	5.5	12.2	14.6
Provision for doubtful accounts and customer disputes	3.0	3.2	4.6
Stock-based compensation	11.6	19.1	10.4
Other, net	0.1	(2.2)	(1.3)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	15.1	(8.6)	(16.9)
Inventories	(3.6)	(7.8)	(2.1)
Prepaid expenses and other current assets	(7.6)	8.8	(2.0)
Other assets and liabilities	9.3	3.9	(3.0)
Accounts payable and accrued liabilities	17.1	2.2	7.6
Net cash provided by operating activities	181.3	138.8	122.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24.4)	(42.7)	(39.9)
Payments for acquisition of businesses	(149.4)	—	(72.3)
Proceeds from sale of businesses and property, plant and equipment	1.7	2.9	20.7
Proceeds from eminent domain matter and property insurance claims	—	6.0	2.6
Purchase of environmental credits	—	—	(2.8)
Net cash used in investing activities	(172.1)	(33.8)	(91.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	447.7	353.5	431.2
Repayments of revolver borrowings	(441.2)	(368.5)	(425.2)
Proceeds from issuance of senior unsecured notes	400.0	—	—
Repayment of senior unsecured notes	(400.0)	—	—
Premium paid on early retirement of debt	(12.7)	—	—
Debt issuance costs	(9.0)	—	—
Payments of acquisition-related liabilities	(10.0)	(33.4)	(5.9)
Payments for finance leases, promissory notes and other	(27.0)	(32.8)	(29.6)
Payments for share repurchase program	—	—	(6.7)
Shares redeemed for employee income tax obligations	(1.3)	(3.2)	(1.9)
Proceeds from finance lease and other	14.8	0.2	4.7
Net cash used in financing activities	(38.7)	(84.2)	(33.4)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(0.2)	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29.5)	20.6	(2.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40.6	20.0	22.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11.1	$40.6	$20.0

 U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$40.7	$45.5	$45.5
Net cash paid (received) for income taxes	(6.4)	(7.3)	2.5

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$26.4	$20.6	$39.4
Change in asset retirement obligations	6.2	—	—
Acquisitions funded by contingent consideration and deferred payments	1.7	—	1.1
Transfer of non-controlling interest	3.3	—	—

Approximately $0.6 million of accounts payable owed by the Company was effectively settled as part of the Coram Acquisition, as defined in Note 2 to these consolidated financial statements, and was eliminated in consolidation in 2020.

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

Business Combinations

We evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations using a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set is not a business.

We account for business combinations under the acquisition method of accounting. Accordingly, we recognize assets acquired and liabilities assumed in a business combination, including contingent liabilities and deferred payment obligations, based on the fair value estimates as of the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration paid over the fair value of the identified net tangible and intangible assets acquired.

The fair value of acquired receivables, inventory, machinery and equipment, land and buildings are based on inputs derived principally from, or corroborated by, observable market data (i.e., Level 2 inputs as defined below under the heading “Fair Value of Financial Instruments”). Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimates used for determining the fair value of certain other assets and liabilities related to acquisitions, such as mineral reserves and intangible assets, are considered Level 3 inputs (as defined below under the heading “Fair Value of Financial Instruments”). We utilize recognized valuation techniques, including the income approach, sales approach and cost approach to value the net assets acquired. We generally use a third party valuation firm to assist us with developing our estimates of fair value. In determining the fair value of mineral reserves, we use an excess earnings approach, which requires the use of estimated future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involve the use of significant estimates and assumptions with respect to the expected production of the aggregate facility over the estimated time period, sales prices, shipment volumes, and expected profit margins.

In determining the fair value of intangible assets, we use the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. Cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements. The impact of changes to the estimated fair value of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded as soon as practical, but no later than one year from the date of the acquisition. See Note 12 for additional information regarding balances of contingent consideration obligations.

Foreign Currency

The Company accounts for its Canadian operations using the United States dollar (“US dollar”) as the functional currency, as the primary economic environment in which the entity transacts business is the United States. Transactions in Canadian dollars are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in Canadian dollars are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the original date of purchase. Our cash equivalents may include money market accounts, certificates of deposit and commercial paper of highly rated corporate or government issuers. We classify our cash equivalents as held-to-maturity. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The maximum amount placed in any one financial institution is limited in order to reduce risk. At times, our cash and investments may be in excess of amounts insured by either the Federal Deposit Insurance Corporation or the Canadian Deposit Insurance Corporation. We have not experienced any losses on these accounts. Cash held as collateral or escrowed for contingent liabilities, if any, is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Business and Credit Concentrations

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, New Jersey, New York City, Philadelphia, Washington, D.C., California, Oklahoma, the U.S. Virgin Islands and Hawaii. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states and territories.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk. We did not have any customers that accounted for more than 10% of our revenue or any suppliers that accounted for more than 10% of our cost of goods sold in 2020, 2019 or 2018. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2020 or December 31, 2019.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Effective January 1, 2020, we adopted Accounting Standards Codification (“ASC”) 326, “Current Expected Credit Losses.” While the prior accounting rules used a model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable, ASC 326 requires entities to use a forward-looking approach based on expected losses, which may result in the earlier recognition of allowances for losses. We applied the new credit loss model on a prospective basis and recorded a cumulative-effect adjustment, net of taxes, of $3.3 million to opening retained earnings for the increase to the allowance for doubtful accounts. With the adoption of ASC 326, we amended our accounting policy for accounts receivable, which follows.

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

We determine the amount of bad debt expense and customer dispute losses each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience, customer-by-customer analysis, and subjective assessments of our loss exposure. For accounts receivable balances as of and prior to December 31, 2019, our allowance for doubtful accounts was based on our estimated probable losses. Beginning January 1, 2020, upon our adoption of ASC 326, our allowance for doubtful accounts is based on our estimated expected losses, and the underlying evaluations include analysis of forward-looking information, including economic conditions.

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries, and building materials that we hold for sale or use in the ordinary course of business. Inventories are measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost in all periods presented was determined using the average cost and first-in, first-out methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. The value is not increased with any changes in circumstances that would indicate an increase after the remeasurement date. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.

Property, Plant and Equipment, Net

We present property, plant and equipment at cost less accumulated depreciation. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We record amortization of assets recorded under finance leases as depreciation expense. We compute depletion of mineral deposits as such deposits are extracted utilizing the unit-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our consolidated statements of operations.

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

In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted average settlement date considering the probabilities of each alternative.

We review reclamation obligations at least annually for revisions to the costs or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.

For reclamation obligation amounts, (referred to in our financial statements as asset retirement obligations) see Note 10.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that a change in useful life may be appropriate. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts or fair value, less cost to sell. In 2018, we recorded a $1.3 million non-cash impairment for properties in New Jersey and Michigan that were sold in 2018. In 2020, we determined that, as a result of initiatives to consolidate the Company's branding in our New York operations, the useful life of one of our definite-lived trade name intangible assets needed to be shortened. We accounted for the change in useful life prospectively effective October 1, 2020 after determining there was no impairment of the carrying value. See Note 6 for additional information regarding the weighted average remaining lives of our trade name intangible assets and our future amortization of definite-lived intangible assets by year.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases

As of January 1, 2019, we adopted ASC 842, “Leases,” by using the transition approach that permitted application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. The core principle of the guidance is that lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months, excluding mineral leases. Additionally, this guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. As a result of adopting the new standard, we recorded additional lease assets and lease liabilities of $76.9 million and $79.2 million, respectively, on the consolidated balance sheet as of January 1, 2019. The additional lease assets equal the lease liabilities, excluding the impact of deferred rent, which was previously recorded in accrued liabilities. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

Goodwill Impairment

Goodwill represents the cost of net assets acquired in a business combination over the fair value of the acquired net identifiable tangible and intangible assets. Goodwill is assigned to the reporting unit that it will benefit. We do not amortize goodwill but instead evaluate it for impairment within the reporting unit. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment annually, as of October 1, or more frequently if events or circumstances indicate that assets might be impaired. The annual test for impairment is performed in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performance for the current year (seasonally, April through October are our highest revenue and production months) and our outlook for the upcoming year, because much of our customer base is finalizing operating and capital budgets during the fourth quarter.  We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented. The quantitative impairment test involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value, including goodwill. If the fair value is less than the carrying value, goodwill impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We changed our reporting units in 2019 and performed the impairment assessment both before and after the change, with no difference in the assessment results. There was no impairment of goodwill in 2020, 2019 or 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We generally estimate fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. We calculate multiples of invested capital to EBITDA using a weighted average of two selected 12 month period results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty and actual results may differ.

Intangible Assets

Our definite-lived intangible assets consist of identifiable trade names, customer relationships, non-compete agreements, leasehold interests, favorable contracts and emissions credits that were acquired through business or asset purchases. We amortize these intangible assets over their estimated useful lives, which range from 3 to 25 years, using a straight-line approach. Our indefinite-lived intangible assets consist of a land right acquired in a 2014 acquisition that will be reclassified to property, plant and equipment upon the completion of certain settlement activities. For the land right, we performed a qualitative assessment and determined that this indefinite-lived intangible asset was not impaired as of December 31, 2020. See Note 6 for further information about our intangible assets.

Debt Issuance Costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company's borrowings. Debt issuance costs are initially capitalized and then are amortized as interest expense over the scheduled maturity period of the debt. Upon any prepayment of the related debt, we accelerate the recognition of the related costs as refinancing or extinguishment of debt. The issuance costs related to our line-of-credit arrangement are recorded in other assets and amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings.

Revenue

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates and related building materials.  Revenue from the sale of these products is recognized when control passes to the customer, which generally occurs at the point in time when products are delivered. We do not deliver products unless we have an order or other documentation authorizing delivery to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. Incidental items, such as mix formulation and testing services that are immaterial in the context of the revenue contract and completed in close proximity to the revenue-producing activities, are recorded within cost of goods sold as incurred. We generally do not provide post-delivery services, such as paving or finishing. Customer dispute costs are recorded as a reduction of revenue at the end of each period and are estimated by using a combination of historical customer experience and a customer-by-customer analysis.

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

See Note 18 for disaggregation of revenue by segment and product, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes

We use the asset and liability method of accounting for income taxes under which we record deferred income taxes (which are included on our balance sheets as either other assets or deferred income taxes, as appropriate), based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when the temporary differences are expected to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized and recognize interest and penalties related to uncertain tax positions in income tax expense. We include additional taxes on global intangible low-tax income (“GILTI”) in income tax expense in the year incurred.

Contingent Consideration

We record an estimate of the fair value of contingent consideration, incurred with certain acquisitions, within accrued liabilities and other long-term obligations and deferred credits on our consolidated balance sheets. We estimate the fair value of any acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The fair value of contingent consideration arrangements is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in our consolidated statement of operations for that period. The current portion of contingent consideration is included in accrued liabilities and the long-term portion is included in other long-term obligations and deferred credits on our consolidated balance sheets. For changes in our contingent consideration balances, see Note 12.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair value because of their short-term maturities or expected settlement dates.  The carrying values of the outstanding amounts under our Revolving Facility (as defined in Note 8) and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates. For further information on financial instruments, see Note 10 regarding our other long-term obligations and deferred credits.

As of January 1, 2020, we adopted a FASB update to disclosure requirements for fair value measurement, which removed, modified and added certain disclosure requirements related to fair value measurements covered in Topic 820, “Fair Value Measurement.” The adoption of this update did not have a material impact on the consolidated financial statements.

Stripping Costs

Stripping costs are the costs of removing overburden and waste materials to access mineral deposits. We include post-production stripping costs in the cost of inventory produced during the period these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 15 for the calculation of the denominator used in the computation of basic and diluted earnings per share and the potential shares from equity awards that were excluded from the calculation because they were anti-dilutive or their associated performance targets had not been met.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, shareholders. For all years presented, no differences existed between our consolidated net income and our consolidated comprehensive income.

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the shorter of the derived service period or when the performance hurdles are achieved. We recognize forfeitures of stock-based awards as they occur. We recognize excess tax benefits and tax deficiencies in the income statement when awards vest or are settled. See Note 13 for additional information regarding our stock-based compensation plans.

Subsidiary Guarantees

In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. We adopted these amendments as of March 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year, and the alternate disclosures are provided outside of these notes to the consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. BUSINESS COMBINATIONS

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram Materials”). Coram Materials is a sand and gravel products provider located on Long Island in New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of all of the equity of Coram Materials (the “Coram Acquisition”) was accounted for as a business combination. We funded the initial cash purchase consideration through borrowings under our Revolving Facility. The combined assets acquired through the Coram Acquisition included an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves. To effect this transaction, we incurred $0.6 million of transaction costs, which were included in selling and general administrative expenses in our consolidated statements of operations for the year ended December 31, 2020.

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

In November 2020, we acquired certain assets of Sugar City Building Materials Co. (the “Sugar City Acquisition”) that expanded our ready-mixed concrete operations in our West Region for total cash consideration of $7.6 million. We accounted for the Sugar City Acquisition as a business combination. The assets acquired primarily included inventory and property, plant and equipment. The preliminary $2.2 million of goodwill from the Sugar City Acquisition, which has been ascribed to our ready-mixed concrete segment, is related to the synergies we expect to receive in that segment and is deductible for tax purposes. Our accounting for the Sugar City Acquisition is preliminary; however, we do not expect to record material adjustments in 2021.

Impact of Acquisitions

During 2020, these two acquisitions generated revenue of $28.2 million, including intersegment sales of $11.4 million, and generated operating income of $12.2 million following their respective dates of acquisition.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The unaudited pro forma consolidated financial results shown below represent our estimate of the Company's results of operations as if these two acquisitions had been completed on January 1, 2019.

($ in millions except per share)	2020	2019
Revenue	$1,374.2	$1,504.2
Net income attributable to U.S. Concrete	$30.6	$15.0

Net income per share attributable to U.S. Concrete - basic	$1.85	$0.91
Net income per share attributable to U.S. Concrete - diluted	$1.84	$0.91

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of these two acquisitions, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had these two acquisitions occurred on January 1, 2019.

The unaudited pro forma amounts above reflect the following adjustments:

($ in millions)	2020	2019
Decrease (increase) in cost of goods sold related to fair value increase in inventory	$4.8	$(4.0)
Increase in depreciation, depletion and amortization expense	(1.0)	(3.4)
Exclusion of buyer transaction costs	0.9	0.1
Exclusion of seller transaction costs	0.3	—
Increase in interest expense	(1.0)	(5.5)
Increase in income tax expense	(0.7)	(1.0)

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)	2020		2019
Balance, beginning of period	$8.5	(1)	$6.1
Provision for doubtful accounts and customer disputes	2.6		3.2
Uncollectible receivables written off, net of recoveries	(3.6)		(4.7)
Other adjustments	(0.3)		(0.6)
Balance, end of period(2)	$7.2		$4.0
(1) Includes a $4.5 million adjustment to the 2019 ending balance for the cumulative effect of the prospective adoption of ASC 326 as of January 1, 2020.
(2) Excludes $1.3 million and $0.5 million of allowances for other receivables as of December 31, 2020 and 2019, respectively, which are included in other receivables, net on our consolidated balance sheets.

4.   INVENTORIES

	December 31,
($ in millions)	2020		2019
Raw materials	$64.4	(1)	$53.4
Building materials for resale	4.1		3.6
Other	1.8		2.0
Total	$70.3		$59.0
(1) An additional $2.5 million of inventory was classified as other assets, since we do not expect to sell it within one year.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
($ in millions)	2020	2019
Land and mineral deposits	$439.3	$313.0
Buildings and improvements	76.5	66.2
Machinery and equipment	331.1	295.7
Mixers, trucks and other vehicles	278.8	258.8
Furniture and fixtures	1.8	1.9
Construction in progress	20.9	27.8
	1,148.4	963.4
Less: accumulated depreciation, depletion and amortization	(360.2)	(289.9)
Total	$788.2	$673.5

As of December 31, 2020 and 2019, the net carrying amounts of mineral deposits were $341.2 million and $231.7 million, respectively. We recorded depreciation, depletion and amortization expense on our property, plant and equipment of $78.4 million for 2020, $69.3 million for 2019 and $67.9 million for 2018, in our consolidated statements of operations.

6.   GOODWILL AND INTANGIBLE ASSETS, NET

Acquired intangible assets are classified into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization, and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually.

Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. Accumulated goodwill impairment losses, recorded prior to 2018, amount to $4.4 million in the ready-mixed concrete segment and $1.4 million in the aggregate products segment for the three years presented.

The accumulated impairment was as follows:

	December 31,
( $ in millions)	2020	2019	2018
Goodwill, gross	$244.0	$245.3	$245.1
Accumulated impairment	(5.8)	(5.8)	(5.8)
Goodwill, net	$238.2	$239.5	$239.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The changes in the goodwill by reportable segment were as follows:

($ in millions)	Ready-Mixed Concrete Segment		Aggregate Products Segment		Other Non-Reportable Segments	Total
Goodwill, net at December 31, 2018	$149.8		$86.2		$3.3	$239.3
Measurement period adjustments for prior year business combinations	0.2	(1)	—		—	0.2
Goodwill, net at December 31, 2019	150.0		86.2		3.3	239.5
Acquisitions	2.2		—		—	2.2
Adjustments for prior year business combinations	(1.0)	(2)	(2.5)	(3)	—	(3.5)
Goodwill, net at December 31, 2020	$151.2		$83.7		$3.3	$238.2
(1)    The fair value of property, plant and equipment acquired in 2018 was determined to be $0.2 million lower than the original estimate.
(2)    Reflects a correction in the acquisition accounting for a 2017 acquisition, recorded in 2020 to other income in our consolidated statement of operations as it was not material to the current and prior periods.
(3)    Reflects a correction in the acquisition accounting for a 2017 acquisition, which was recorded in 2020 to deferred income taxes in our consolidated balance sheets, as it was not material to the current and prior periods and had no impact on the consolidated statements of operations.

Intangible Assets

Our purchased intangible assets were as follows:

	December 31, 2020
($ in millions)	Gross(1)	Accumulated Amortization(1)	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$104.1	$(70.6)	$33.5	3.2
Trade names	40.4	(12.0)	28.4	7.3	(2)
Non-competes	7.3	(5.9)	1.4	2.2
Leasehold interests	12.6	(8.6)	4.0	3.8
Environmental credits	2.8	(0.4)	2.4	15.0
Total definite-lived intangible assets	167.2	(97.5)	69.7	5.3
Indefinite-lived intangible assets
Land rights	1.2	—	1.2
Total purchased intangible assets	$168.4	$(97.5)	$70.9
(1)     During 2020, we removed $23.4 million of fully amortized intangible assets.
(2)    Management determined that, as a result of initiatives to consolidate the Company's branding in its New York City operations, the useful life of one of our definite-lived trade name intangible assets needed to be shortened. We are accounting for the change in its useful life prospectively effective October 1, 2020.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019
($ in millions)	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$108.5	$(59.7)	$48.8	3.9
Trade names	44.5	(13.6)	$30.9	19.1
Non-competes	18.3	(15.3)	$3.0	2.4
Leasehold interests	12.5	(6.7)	$5.8	5.4
Favorable contract	4.0	(3.9)	$0.1	0.9
Environmental credits	2.8	(0.2)	$2.6	16.0
Total definite-lived intangible assets	190.6	(99.4)	$91.2	9.4
Indefinite-lived intangible assets
Land rights	1.2	—	$1.2
Total purchased intangible assets	$191.8	$(99.4)	$92.4

As of December 31, 2020, the estimated remaining amortization of our definite-lived intangible assets was as follows ($ in millions):

2021	$20.9
2022	15.0
2023	8.6
2024	8.3
2025	5.4
Thereafter	11.5
Total	$69.7

Unfavorable lease intangibles with a gross carrying amount of $0.9 million and $1.5 million as of December 31, 2020 and 2019, respectively, and a net carrying amount of $0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively, were included in other long-term obligations and deferred credits in our consolidated balance sheets. These unfavorable lease intangibles had a weighted average remaining life of 4.3 years as of December 31, 2020.

We recorded net amortization expense for our definite-lived intangible assets and unfavorable lease intangibles of $21.3 million in 2020 and $23.9 million in both 2019 and 2018 in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.   ACCRUED LIABILITIES

	December 31,
($ in millions)	2020	2019
Compensation and benefits	$24.8	$11.9
Self-insurance reserves, current(1)	13.6	9.2
Property, sales and other taxes	11.9	9.0
Deferred consideration	10.3	2.2
Materials	8.9	9.8
Interest	6.8	3.3
Contingent consideration	0.3	10.8
Other	9.5	7.3
Total	$86.1	$63.5
(1)    Including health insurance reserves of $2.7 million and $2.8 million as of December 31, 2020 and 2019, respectively.

8.   DEBT

	December 31,
($ in millions)	2020		2019
5.125% Senior unsecured notes due 2029	$400.0	(1)	$—
6.375% Senior unsecured notes due 2024 and unamortized premium(2)	201.8		606.8
Asset based revolving credit facility	6.5	(3)	—
Delayed draw term loan facility	—		—
Finance leases	87.9		67.3
Promissory notes	13.8		20.4
Debt issuance costs	(7.6)		(7.2)
Total debt	702.4		687.3
Less: current maturities	(33.7)		(32.5)
Long-term debt, net of current maturities	$668.7		$654.8
(1)    The effective interest rate for these notes was 5.25%.
(2)    The effective interest rate for these notes was 6.56% for both periods.
(3)    The interest rate for the revolving facility was 3.50%.

As of December 31, 2020, the principal amounts due under our debt agreements for the next five years and thereafter were as follows ($ in millions):

2021	$33.7
2022	34.6
2023	20.0
2024	212.0
2025	6.5
Thereafter	401.4
Total	$708.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Senior Unsecured Notes

On September 23, 2020, we completed a private offering of $400.0 million aggregate principal amount of 5.125% senior unsecured notes due 2029 (the “2029 Notes”). In connection with issuing the 2029 Notes, we incurred $6.1 million of debt issuance costs. We used the net proceeds from the offering plus borrowings from our Revolving Facility (as defined below) to redeem $400.0 million of our 2024 Notes (as defined below) at a price of 103.188% plus accrued unpaid interest. In the fourth quarter of 2020, we recognized a $12.4 million pre-tax loss on the partial redemption of the 2024 Notes, which includes the redemption premium of $12.7 million and a $3.5 million write-off of pro rata unamortized debt issuance costs, net of $3.8 million of pro rata unamortized premium.

The 2029 Notes are governed by an indenture (the “2029 Indenture”) dated as of September 23, 2020, among U.S. Concrete, Inc., (“the Issuer”) as issuer, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Notes accrue interest at a rate of 5.125% per annum, which is payable on March 1 and September 1 of each year, beginning on March 1, 2021. The 2029 Notes mature on March 1, 2029, and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture. The 2029 Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

We have $200.0 million remaining principal amount of our 6.375% senior unsecured notes due 2024 (the “2024 Notes”, and collectively with the 2029 Notes, the “Senior Unsecured Notes”) governed by an indenture (the “2024 Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the 2024 Indenture. The 2024 Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The 2024 Indenture and 2029 Indenture contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The Issuer does not have any independent assets or operations. In addition, the Senior Unsecured Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The Senior Unsecured Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, the Term Loan Facility (as defined below), our finance leases and our promissory notes, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility, the Term Loan Facility, the Senior Unsecured Notes and our finance leases; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including trade payables and preferred stock, of any non-guarantor subsidiaries.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Asset Based Revolving Credit Facility (“Revolving Facility”)

We have a senior secured asset-based credit facility that provides for up to $300.0 million of revolving borrowings and up to $50.0 million for the issuance of letters of credit through its August 31, 2022 maturity date. The issuance of letters of credit reduces the amount available for borrowings under the Revolving Facility. The Third Amended and Restated Loan and Security Agreement (“Third Loan Agreement”) is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Our actual maximum credit availability varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves and other adjustments, as specified in the Third Loan Agreement. Loans may not exceed the borrowing base as defined in the Third Loan Agreement. As of December 31, 2020, we had $6.5 million outstanding under the Revolving Facility, $1.1 million of undrawn standby letters of credit issued, and our borrowing base was $237.7 million. At December 31, 2020, we had $230.2 million of available borrowings under the Revolving Facility. The Third Loan Agreement also contains a provision for over-advances and protective advances in each case, of up to $25.0 million in excess of the borrowing base levels and provides for swingline loans, up to a $15.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Third Loan Agreement requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months.  As of December 31, 2020, we were in compliance with all covenants under the Third Loan Agreement.

Delayed Draw Term Loan Facility (“Term Loan Facility”)

On April 17, 2020, we entered into a secured delayed draw term loan credit and guaranty agreement (the “Term Loan Agreement”) with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Term Loan Agreement provided for an initial $180.0 million delayed draw term loan facility (the “Term Loan Facility”), which was reduced to $179.1 million as of December 31, 2020. Commitments are reduced by approximately $0.4 million each quarter through September 30, 2021. The Term Loan Agreement permits borrowings until December 15, 2021. Any borrowings outstanding on December 15, 2021 will mature on May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes remain outstanding on such date). In connection with entering into the Term Loan Agreement, we incurred $2.9 million of debt issuance costs, the unamortized portion of which was included in other assets on our consolidated balance sheet as of December 31, 2020, because there were no outstanding borrowings under the Term Loan Facility. We entered into the Agreement to enhance our liquidity and financial flexibility.

Borrowings under the Term Loan Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00% and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount borrowed. Additionally, each draw on the Term Loan Facility will be issued at a price of 99.0% of the amount drawn. The Term Loan Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of the Company and its subsidiary guarantors that is not secured by a first priority security interest under the Revolving Facility (the “Revolving Facility Collateral”) and a second priority security interest on the Revolving Facility Collateral. The Term Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries’ ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions, but it does not contain any financial maintenance covenants.

Finance Leases and Promissory Notes

We have a series of promissory notes with various lenders primarily for the purchase of mixer trucks and other machinery and equipment in an aggregate outstanding principal amount of $13.8 million as of December 31, 2020, with fixed annual interest rates ranging from 1.54% to 3.84%, payable monthly for terms ranging from four to five years. During 2020, we entered into agreements to defer certain promissory note payments and extend maturity dates by 90 days to mitigate the cash flow impact from the COVID-19 pandemic which resulted in changes to the effective interest rates of these agreements. The promissory note deferrals amounted to $1.9 million as of December 31, 2020 and will be repaid over the next three years.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment with a total remaining principal amount of $87.9 million as of December 31, 2020, with fixed annual interest rates ranging from 0.12% to 6.61%, payable monthly for terms ranging from less than three to seven years. Because the lease terms include one dollar buyout options at the end of the lease, we have classified these financings as finance leases.

The weighted average interest rate of our finance leases and promissory notes was 3.47% as of December 31, 2020 and 3.77% as of December 31, 2019.

Fair Value of Senior Unsecured Notes

The fair value of our Senior Unsecured Notes, estimated based on broker/dealer quoted market prices, was $617.7 million as of December 31, 2020 and $627.0 million as of December 31, 2019.

9.    LEASES

During 2020, we entered into agreements for a deferral of certain finance lease payments and either extended maturity dates by 90 days, increased future monthly payments for additional interest, or agreed to pay the deferred amount in lump sum at maturity. The agreements were entered into to help mitigate the cash flow impact from the COVID-19 pandemic. In April 2020, the FASB issued interpretive guidance providing companies with the option to elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the enforceable rights and obligations existed in the original lease. Entities may make the elections as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, we can evaluate whether to account for these concessions (1) as if there were no changes made to the lease agreement and accordingly, continue to recognize expense and increase accounts payable, (2) as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease liability without reconsideration of the lease classification, or (3) as negative variable lease payments and accordingly, negative lease expense. We elected to account for the lease payment deferrals as a resolution of a contingency that fixes previously variable lease payments and remeasure the lease obligations, with no reconsideration of lease classification during the quarter ended June 30, 2020. As of December 31, 2020, we expect to repay the remaining $6.0 million deferred amount over the next 5.2 years.

Supplemental balance sheet information related to leases and balance sheet classification was as follows ($ in millions):

		December 31,
		2020		2019
Assets:
Operating lease assets	Operating lease assets	$76.1		$69.8
Finance lease assets	Property, plant and equipment, net	110.1	(1)	91.5	(2)
Total lease assets		$186.2		$161.3
Liabilities:
Operating	Current operating lease liabilities	$14.3		$12.9
Finance	Current maturities of long-term debt	27.1		24.2
Operating	Long-term operating lease liabilities	65.5		59.7
Finance	Long-term debt, net of current maturities	60.8		43.1
Total lease liabilities		$167.7		$139.9
(1) Net of accumulated amortization of $34.7 million.
(2) Net of accumulated amortization of $29.4 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental statement of operations information related to leases was as follows ($ in millions):

	2020		2019		2018
Operating lease costs:
Cost of goods sold before depreciation, depletion and amortization	$20.5		$21.7		$21.1
Selling, general and administrative expenses	2.9		2.5		2.3
Total operating lease costs	23.4	(1)	24.2	(2)	23.4

Finance lease costs:
Depreciation, depletion and amortization	16.3		11.6		18.4
Interest expense, net	3.1		2.6		2.1
Total finance lease costs	19.4		14.2		20.5
Total lease costs	$42.8		$38.4		$43.9
(1) Includes short-term lease and variable lease costs of approximately $5.3 million.
(2) Includes short-term lease and variable lease costs of approximately $5.9 million.

Maturities of lease liabilities were as follows ($ in millions):

	Operating Leases	Finance Leases
2021	$17.8	$29.6
2022	16.3	25.0
2023	14.6	19.2
2024	13.7	11.9
2025	11.4	6.7
Thereafter	21.7	1.4
Total lease payments	95.5	93.8
Less interest	15.7	5.9
Present value of lease liabilities	$79.8	$87.9

Lease terms and discount rates were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (years):
Operating leases	6.4	6.6
Finance leases	3.6	3.4
Weighted average discount rate:
Operating leases	5.2%	6.2%
Finance leases	3.5%	3.8%

Supplemental cash flow information related to leases was as follows ($ in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17.3	$17.7
Operating cash flows for finance leases	3.1	2.6
Financing cash flows for finance leases	20.2	22.0
Net assets obtained in exchange for finance lease liabilities	26.4	18.1
Net right-of-use assets obtained in exchange for operating lease liabilities	20.2	8.2

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

	December 31,
($ in millions)	2020		2019
Self-insurance reserves	$22.1		$16.9
Asset retirement obligations	8.8	(1)	5.2
Compensation and benefits-related	8.3		—
Income taxes	4.6		4.9
Deferred consideration	1.4		0.6
Contingent consideration	0.2		16.4
Other	6.5		5.1
Total	$51.9		$49.1
(1)    During 2020, we increased asset retirement obligations related to our aggregate facilities by $6.4 million, of which $1.8 million was included in accrued liabilities on our consolidated balance sheets. This increase primarily related to revisions in cash flow estimates and the Coram Acquisition.

11.   NON-CONTROLLING INTEREST

Through our ownership of Polaris Materials Corp. (“Polaris”), we hold an 88% interest in the Orca Sand and Gravel Limited Partnership (“Orca”). Orca was formed to develop the Orca quarry in British Columbia, Canada, with the remaining 12% minority interest held by the 'Namgis First Nation (“Namgis”). Non-controlling interest consists of the Namgis’s share of the fair value equity in the partnership offset by the capital contributions loaned to the Namgis by Polaris.

To enable the Namgis to make their required equity contributions to Orca once a construction decision was made, Polaris loaned the Namgis $8.0 million (Canadian dollars) in prior years (the “Loan”), which we recorded at fair value upon our acquisition of Polaris. Polaris’s sole recourse for repayment is against distributions payable to the Namgis by the partnership. Reflective of the equity nature of the funding, the balance of the Loan offsets the non-controlling interest’s share of equity. During 2020, we recorded $1.8 million of accretion against the non-controlling interest's share of income in our consolidated statements of operations. Beginning in 2020, the Loan accrues interest at an annual rate of 6%. Until the Loan principal and interest are repaid, the Namgis may elect that up to one-half of the amount to which they are entitled under the partnership agreement be paid in cash and the remainder of the amount to first repay interest and then principal on the Loan. As of December 31, 2020, the Namgis have repaid $4.0 million of the Loan, of which $3.7 million was through the application of non-cash distributions and the remainder through cash payments. The Loan and repayments of the Loan are all recorded in non-controlling interest in our consolidated balance sheet.

Also through our ownership of Polaris, we previously held a 70% interest in Eagle Rock Materials Ltd. (“Eagle Rock”), which was originally formed to develop the Eagle Rock quarry project in British Columbia, Canada. During 2020, all ownership interest in Eagle Rock reverted back to the Company, such that Eagle Rock is now a wholly owned subsidiary, which resulted in the elimination of the previously recorded $3.3 million Eagle Rock non-controlling interest.

12.   CONTINGENT CONSIDERATION

There were no transfers of assets or liabilities between fair value measurement levels for the years ended December 31, 2020 or 2019. As of December 31, 2020, upon the conclusion of the performance period that determined the amount of consideration earned in a prior year acquisition and the elimination of the underlying contingency, we reclassified the fair value of the amount that was earned but not yet paid to deferred consideration.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A reconciliation of the changes in Level 3 fair value measurements is as follows ($ in millions):

Contingent Consideration
Balance at December 31, 2018	$60.7
Increase in contingent consideration valuation	2.8
Payments	(36.3)
Balance at December 31, 2019	27.2
Decrease in contingent consideration valuation	(7.3)
Payments	(10.7)
Reclassified to deferred consideration upon elimination of the underlying contingency	(8.6)
Balance at December 31, 2020	$0.6

13. STOCK-BASED COMPENSATION

Our stock-based compensation programs are designed to be long-term retention programs to attract, retain and provide incentives for certain management employees, officers and non-employee directors and to align interests with our stockholders. We grant stock-based compensation awards under the U.S. Concrete, Inc. Long Term Incentive Plan (the “LTI Plan”), as amended. Under the LTI Plan, we had reserved a total of approximately 2.0 million shares of our common stock for issuance and approximately 0.1 million shares remained available for future issuance as of December 31, 2020.  Although additional types of stock-based compensation are allowed under the LTI Plan, we typically grant restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), including such awards that vest depending on the achievement of various target prices of our stock. RSAs result in share issuance at grant, while RSUs settle in shares upon vesting. During the restriction period for RSAs, the holders of the related stock are entitled to vote and receive any dividends; however, such dividends would be forfeited in the event the stock does not vest. As a result, these awards are included in our outstanding shares of common stock. RSUs are subject to transfer restrictions in addition to their vesting conditions. RSUs are not considered to be outstanding shares of our common stock.

The Compensation Committee of the Board of Directors generally approves an annual grant of stock awards in March of each year that includes a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component that must be met within three years of the grant date to vest. For such performance awards granted in 2020 and 2019, achievement of certain stock performance hurdles could result in vesting up to 200% of the target number of performance stock units granted. In 2018, the potential vesting was limited to the target number of performance stock units granted. Other grants subject to service only conditions generally vest over one to three years, and are subject to forfeiture upon termination of service before the end of the vesting period.

RSUs that are granted to our Board of Directors as compensation for their services generally vest over a one-year period on a quarterly basis.

We recognized stock-based compensation expense of $11.6 million in 2020, $19.1 million in 2019 and $10.4 million in 2018. The 2020 amount includes $1.5 million of incremental expense for modifications to the vesting criteria of certain awards granted to a former officer. We realized income tax benefits of $0.8 million in 2020, $2.4 million in 2019 and $2.4 million in 2018, including an immaterial amount of excess tax benefits. Stock-based compensation expense is reflected in selling, general and administrative expenses on our consolidated statements of operations.

As of December 31, 2020, we had $9.2 million of unrecognized stock-based compensation expense, which we expect to recognize over a remaining weighted average period of 1.7 years.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Valuation of RSUs and RSAs with Stock Performance Hurdles

The fair value of the equity grants subject to market performance hurdles is determined utilizing a Monte Carlo financial valuation model. The assumptions used to estimate the fair value of grants with market performance hurdles, which were in the form of RSUs in 2020 and 2019 and RSAs in 2018 were as follows:

	2020	2019		2018
Expected term (years)	1.1 - 1.6	0.0 - 0.5		0.7 - 0.9
Expected volatility	43.8%	41.1%		40.4%
Risk-free interest rate	0.9%	2.1%		2.4%
Vesting price(1)	$43.23 - $55.21	$45.90 - $58.60		$91.10 - $99.10
Weighted average grant date fair value per share	$11.49 - $16.24	$39.60 - $48.75	(2)	$48.14 - $52.81
(1)The vesting price is the average of the daily volume-weighted average share price of our common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant.
(2)The 2019 grant was conditioned upon obtaining stockholder approval of an amendment to reserve additional common shares of our stock to the LTI Plan for future issuance as equity-based awards to management and employees. Our common stock price increased from March 1, 2019 and the date when the conditional approval was satisfied in May 2019 at our annual stockholders' meeting, resulting in a higher weighted average grant date fair value per share and shorter derived service period than it otherwise would have been.

RSU activity for 2020 was as follows (units in thousands):

	Number of Units(1)	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs at beginning of year	331	$46.15
Granted	598	19.82
Vested	(105)	46.58
Forfeited	(73)	32.59
Unvested RSUs at end of year	751	$26.17
(1)     Reflects the performance portion of the RSUs granted in 2020 and 2019 at the potential maximum 200% of the target, as applicable.

Additional RSU information was as follows:

	2020	2019	2018
Weighted average fair value per share on grant date	$19.82	$46.26	$49.94
Fair value of vested RSUs on vest date (in millions)	$2.5	$6.9	$0.6

RSA activity for 2020 was as follows (shares in thousands):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Unvested RSAs at beginning of year	208		$58.20
Vested	(67)		65.97
Forfeited/cancelled	(73)		49.39
Unvested RSAs at end of year	68	(1)	$57.03
(1) Approximately 66% of these are expected to be cancelled on March 1, 2021, as they are not expected to meet the 2018 stock performance hurdles.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Additional RSA information was as follows:

	2020	2019	2018
Weighted average fair value per share on grant date	$—	$—	$61.97
Fair value of vested RSAs on vest date (in millions)	$1.7	$4.0	$6.2

14.   INCOME TAXES

The components of income before income taxes were as follows ($ in millions):

	2020	2019	2018
Income before income taxes:
U.S.	$10.9	$16.3	$43.4
Non-U.S.	8.6	12.3	4.7
Total income before income taxes	$19.5	$28.6	$48.1

A reconciliation of the federal statutory corporate income tax rate to our effective income tax rate follows ($ in millions):

	2020		2019		2018
Tax expense at statutory rate	$4.1	21.0%	$6.0	21.0%	$10.1	21.0%
Add (deduct):
Rates different from statutory(1)	—	—	(1.3)	(4.5)	(0.9)	(1.9)
Statutory income tax change	—	—	—	—	2.1	4.4
State income taxes(2)	1.3	6.7	1.5	5.2	0.8	1.7
Nondeductible items	1.1	5.6	1.3	4.5	1.3	2.7
GILTI inclusion	(0.3)	(1.5)	0.2	0.7	1.1	2.3
Valuation allowance(3)	(2.4)	(12.3)	5.8	20.3	4.7	9.8
Unrecognized tax benefit(4)	(5.6)	(28.7)	(0.1)	(0.4)	(2.2)	(4.7)
CARES Act(5)	(3.4)	(17.4)	—	—	—	—
Other	0.2	1.0	(1.1)	(3.8)	(0.2)	(0.4)
Income tax expense (benefit)	$(5.0)	(25.6)%	$12.3	43.0%	$16.8	34.9%
(1)     Includes differences between the U.S. federal tax rates and the rates in Canada and the U.S. Virgin Islands.
(2)    Includes a $0.3 million benefit recognized in 2020 with respect to the CARES Act (as defined below) and Final 163(j) Regulations change to our interest limitation.
(3)     Includes a $3.4 million benefit recognized in 2020 with respect to the CARES Act and Final 163(j) Regulations change to our interest limitation.
(4)     Includes a $6.3 million benefit recognized in 2020 with respect to the CARES Act and Final 163(j) Regulations change to our interest limitation.
(5)     Benefit recognized in 2020 with respect to the CARES Act and Final 163(j) Regulations, which resulted in a net operating loss carryback to prior years.

We operate under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2030, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes $0.4 million, $1.6 million and $1.0 million for 2020, 2019, and 2018, respectively. The tax holiday benefited diluted earnings per share by $0.02, $0.10, and $0.06 in 2020, 2019, and 2018, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The amounts of our consolidated federal and state income tax expense (benefit) were as follows ($ in millions):

	2020	2019	2018
Current:
U.S. Federal	$(12.3)	$(1.9)	$2.2
U.S. State	0.9	1.9	(0.2)
Non-U.S.	0.9	0.1	0.2
	(10.5)	0.1	2.2
Deferred:
U.S. Federal	$3.8	$9.6	$14.2
U.S. State	0.1	0.6	(0.2)
Non-U.S.	1.6	2.0	0.6
	5.5	12.2	14.6
Income tax expense (benefit)	$(5.0)	$12.3	$16.8

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  Our deferred income tax liabilities and assets were as follows ($ in millions):

	December 31,
	2020	2019
Deferred tax assets:
Goodwill and other intangibles	$5.9	$8.3
Inventory	1.7	1.3
Accrued insurance	7.2	5.2
Stock compensation	2.9	3.5
Interest limitation carryover	—	10.4
Start-up acquisition costs	2.6	2.8
Accrued compensation	4.9	2.2
Other accrued expenses	3.6	1.2
Deferred payroll taxes	3.1	—
Operating lease liabilities	19.9	18.1
Net operating loss (“NOL”) carryforwards	10.3	11.3
Property, plant and equipment, net - Polaris	3.2	3.3
Other	3.1	1.9
Total gross deferred tax assets	68.4	69.5
Valuation allowance	(6.2)	(15.1)
Net deferred tax assets	62.2	54.4
Deferred income tax liabilities:
Property, plant and equipment, net - non-Polaris	(67.7)	(56.4)
Partnership outside basis	(25.8)	(28.2)
Operating lease assets	(19.0)	(17.9)
Other	(1.8)	(2.2)
Total gross deferred tax liabilities	(114.3)	(104.7)
Net deferred tax liability(1)	$(52.1)	$(50.3)
(1)     Our state deferred tax assets of $4.5 million at both December 31, 2020 and December 31, 2019 were classified as other assets on our consolidated balance sheets, while our deferred income tax liabilities represented amounts for our U.S. federal and foreign tax jurisdictions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted to provide relief for taxpayers affected by the ongoing coronavirus pandemic. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, during 2020 we recorded an additional tax benefit of $3.2 million to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019.

In addition to the interest limitation change, the CARES Act included modifications for net operating loss carryovers and carrybacks, immediate refund of alternative minimum tax credit carryovers and a technical correction to the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) for qualified improvement property. An unfavorable interpretation of the calculation of ATI for purposes of the business interest limitation as provided in the proposed regulations issued in November 2018 initially prevented us from recognizing additional tax benefits related to the CARES Act net operating loss carryback provision. The U.S. Treasury issued final regulations regarding the business interest deduction limitation (“Final 163(j) Regulations”), which were published in the Federal Register on September 14, 2020. The Final 163(j) Regulations changed the unfavorable interpretation included in the proposed regulations that negatively impacted our calculation of ATI. Accordingly, during 2020 we recognized an additional tax benefit of $10.2 million related to the CARES Act net operating loss carryback provision and the estimated impact to our 2018 and 2019 tax years for the change in interpretation of ATI provided in the Final 163(j) Regulations.

The CARES Act also included non-income tax relief beneficial to us, including the deferral of certain payroll tax payments and payroll tax credits for retaining employees. As of December 31, 2020, we had deferred paying $9.0 million of payroll taxes. In addition, we recognized a benefit of $2.1 million related to employee retention credits, which are intended to be a reimbursement for certain wage and benefit costs we would have otherwise not incurred.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we had valuation allowances as of December 31, 2020 and 2019 in the amounts of $6.2 million and $15.1 million, respectively, for certain deferred tax assets due to the uncertainty regarding their ultimate realization.

As of December 31, 2020, the Company had NOL carryforwards related to tax losses in Canada and the U.S. that may be used to reduce future taxable income. The Canadian NOL carryforwards were approximately $12.9 million as of December 31, 2020 and expire at various dates from 2032 to 2040. The U.S. federal NOL carryforwards were approximately $2.8 million as of December 31, 2020 and expire at various dates from 2031 to 2036. The deferred tax assets associated with state NOL carryforwards were approximately $6.2 million as of December 31, 2020, and the underlying state NOL carryforwards expire at various dates from 2021 to 2039. We maintain a valuation allowance of $5.3 million for certain NOL carryforwards because of the uncertainty of their recovery.

Under U.S. tax law, we treat our Canadian and U.S. Virgin Island subsidiaries as controlled foreign corporations. We consider the undistributed earnings, if any, and other outside basis differences in our investments in our Canadian subsidiaries to be indefinitely reinvested and, accordingly, no foreign withholding or other income taxes have been provided thereon. Due to complexities in the tax laws, it is not practicable to estimate the amount of deferred income taxes not recorded that are associated with those earnings or other outside basis differences. We have not, nor do we currently anticipate in the foreseeable future, the need to repatriate funds, other than for the repayment of intercompany loan obligations, to the U.S. from our Canadian subsidiaries to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2020, we had unrecognized tax benefits of $7.2 million, including accrued penalties and interest, of which $6.4 million would impact the effective tax rate if recognized. The unrecognized tax benefits were primarily included as components of other long-term obligations and income taxes receivable. We recorded interest and penalties related to unrecognized tax benefits, which were included in income tax expense in our consolidated statements of operations of $0.1 million in 2020, $0.2 million in 2019 and $0.2 million in 2018.  Total accrued penalties and interest at December 31, 2020 and 2019 were approximately $1.2 million and $1.0 million, respectively, which were included in the related tax liability in our consolidated balance sheets. It is reasonably possible that our unrecognized tax benefits could significantly decrease within the next twelve months should we ultimately resolve our ongoing Texas margin tax issue.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in millions):

	2020	2019	2018
Unrecognized tax benefits at January 1	$11.3	$4.6	$6.2
Additions for tax positions related to current year	—	0.5	0.5
Additions for tax positions related to prior year	5.1	7.4	—
Reductions - prior year decrease	(10.4)	(1.2)	—
Lapse of statute of limitations	—	—	(2.1)
Unrecognized tax benefits at December 31	$6.0	$11.3	$4.6

We conduct business in the U.S., Canada and the U.S. Virgin Islands, and U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S., Canada, U.S. Virgin Islands and various provincial, state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S., Canada, U.S. Virgin Islands and the provincial state and local jurisdictions in which we conduct business. We are currently under examination by the Internal Revenue Service for our 2016 through 2018 tax years, and the Canadian Revenue Agency is conducting an active examination in connection with our acquisition of Polaris in 2017. With few exceptions, we are no longer subject state or local tax examinations or such examinations by the U.S. Virgin Islands for years before 2017.

15. EARNINGS PER SHARE

The following is the calculation of the denominators used in the computation of basic and diluted net income per common share attributable to the Company:

(in thousands)	2020	2019	2018
Denominator for diluted earnings per share:
Basic weighted average common shares	16,580	16,398	16,453
Dilutive effect of stock-based awards	57	43	60
Diluted weighted average common shares	16,637	16,441	16,513

Potentially dilutive shares totaling (in thousands) 91 in 2020, 291 in 2019, and 245 in 2018 were excluded from the diluted earnings per share calculations.

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

From time to time, we may receive funding deficiency demands or withdrawal liability assessments related to multi-employer pension plans to which we contribute. We are unable to estimate the amount of any future demands or assessments because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions. As of December 31, 2020, the Company had accrued $1.5 million for a withdrawal liability assessment related to a multi-employer pension plan in which the Company participated. The Company disputes and continues to negotiate the assessment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of February 24, 2021, there were no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2020.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2020.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of February 24, 2021, there were no material pending claims related to such indemnification.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million to $2.0 million for workers' compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation.  We record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, aggregated $33.0 million as of December 31, 2020 and $23.3 million as of December 31, 2019.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Guarantees

In the normal course of business, we and our subsidiaries were contingently liable under $11.8 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2020. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

The Company has entered into standby letter of credit arrangements with various banks generally for the purpose of protection against insurance claims. As of December 31, 2020, the Company had a maximum financial exposure from these standby letters of credit totaling $25.9 million, of which $1.1 million reduces the Company's borrowing availability under its Revolving Facility. See Note 8 for additional information.

17.   EMPLOYEE SAVINGS PLANS AND MULTI-EMPLOYER PENSION PLANS

Employee Savings Plans

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount Internal Revenue Service (“IRS”) regulations permit.  During 2019 and 2018, we matched 100% of the first 5% of pay contributed by employees. In 2020, we matched 100% of the first 5% of pay contributed by employees until April 30, 2020 after which date the Company suspended matching contributions in response to the COVID-19 pandemic. These matching contributions vested immediately. The Company's matching contribution was $2.1 million in 2020, $6.0 million in 2019 and $5.9 million in 2018, and was predominantly included in selling, general and administrative expenses in the consolidated statements of operations.

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

At inception of the Non-Qualified Savings Plan, the Company established a rabbi trust to fund the plan's obligations. The market value of the trust assets for the Non-Qualified Savings Plan was $2.8 million as of December 31, 2020 and $2.1 million as of December 31, 2019 and was included in other assets on our consolidated balance sheets. The related liability to the participants is included in other long-term obligations and deferred credits on our consolidated balance sheets.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire at various times. As of December 31, 2020, 34.7% of our workforce, or 1,029 of our employees, were represented by labor unions having collective bargaining agreements with us.  Included in this amount were 137 employees, or 4.6% of our workforce, who were represented by labor unions having collective bargaining agreements that will expire within one year.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. In 2020, we recorded a $1.5 million liability for withdrawal from one of the multi-employer pension plans. We were not required to record a liability in 2019 or 2018 for full or partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 16.

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

Pension Fund	EIN/PPN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions ($ in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2020	2019		2020	2019	2018
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$5.8	$6.2	$5.9	No	5/29/2022 to 8/27/2023
Local 282 Pension Trust Fund	11-6245313/001	Green	Green	No	3.6	4.3	4.4	No	6/30/2023 to 6/30/2024
Pension Trust Fund For Operating Engineers	94-6090764/001	Orange	Orange	No	1.1	1.2	1.2	No	6/30/2021
Trucking Employees of North Jersey Pension Fund	22-6063702/001	Red	Red	Yes	0.7	0.7	0.6	No	4/30/2023
Other	Various	Various	Various	Various	2.0	2.1	2.0	No	3/31/2021 to 7/31/2024
Total					$13.2	$14.5	$14.1

At the date these consolidated financial statements were issued, Forms 5500 were generally not available for the 2020 plan year. Based on the most recent Forms 5500 available for each multi-employer pension plan, our 2019 and 2018 contributions for the Local 282 Pension Trust Fund and the Trucking Employees of North Jersey Pension Fund represented more than 5% of total contributions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
18.   SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York City, New Jersey, Philadelphia, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry (until divested in 2018), ARIDUS® Rapid Drying Concrete technology, brokered product sales and a recycled aggregates operation.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense, the loss on extinguishment of debt, and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, pension withdrawal liability and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth certain financial information relating to our reportable segment ($ in millions):

	2020	2019	2018
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$1,161.4	$1,278.6	$1,306.5
Aggregate products
Sales to external customers	105.7	89.5	83.1
Freight revenue on sales to external customers	46.5	52.2	53.4
Intersegment sales	64.2	53.5	46.1
Total aggregate products	216.4	195.2	182.6
Total reportable segment revenue	1,377.8	1,473.8	1,489.1
Other products and eliminations	(12.1)	4.9	17.3
Total revenue	$1,365.7	$1,478.7	$1,506.4

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$149.6	$157.7	$179.2
Aggregate products	80.9	53.8	41.6
Total reportable segment Adjusted EBITDA	$230.5	$211.5	$220.8

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income:
Total reportable segment Adjusted EBITDA	$230.5	$211.5	$220.8
Other products and eliminations income from operations	2.4	3.3	21.7
Corporate overhead	(60.5)	(59.5)	(54.9)
Depreciation, depletion and amortization for reportable segments	(93.5)	(86.1)	(85.8)
Interest expense, net	(45.9)	(46.1)	(46.4)
Change in value of contingent consideration for reportable segments	7.3	(2.8)	—
Corporate loss on early extinguishment of debt	(12.4)	—	—
Purchase accounting adjustments for inventory	(4.9)	—	(0.8)
Realignment initiative costs	(1.6)	—	—
Pension withdrawal liability	(1.5)	—	—
Eminent domain matter	—	5.3	(0.7)
Hurricane-related loss recoveries for reportable segments, net	—	2.1	0.8
Loss on mixer truck fire	—	(0.7)	—
Litigation settlement costs		(0.3)	(2.1)
Acquisition-related costs, net	(1.0)	1.0	(1.4)
Impairment of assets	—	—	(1.3)
Quarry dredge costs for specific event for reportable segments	—	—	(1.1)
Corporate, other products and eliminations other loss (income), net	0.6	0.9	(0.7)
Income before income taxes	19.5	28.6	48.1
Income tax expense (benefit)	(5.0)	12.3	16.8
Net income	$24.5	$16.3	$31.3

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2020	2019	2018
Capital Expenditures:
Ready-mixed concrete	$11.4	$18.0	$24.0
Aggregate products	12.5	23.6	13.8
Other products and corporate	0.5	1.1	2.1
Total capital expenditures	$24.4	$42.7	$39.9

	2020	2019	2018
Revenue by Product:
Ready-mixed concrete	$1,161.4	$1,278.6	$1,306.5
Aggregate products	152.2	141.7	136.5
Aggregates distribution	18.6	22.5	22.7
Building materials	28.6	28.9	26.2
Hauling	3.0	4.3	4.8
Lime	—	—	7.4
Other	1.9	2.7	2.3
Total revenue	$1,365.7	$1,478.7	$1,506.4

	December 31,
	2020	2019	2018
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$286.9	$286.4	$295.5
Aggregate products	478.1	359.6	355.0
Other products and corporate	23.2	27.5	29.7
Total identifiable assets	$788.2	$673.5	$680.2

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Acquisitions

We completed the following acquisitions during 2020 and are in the process of integrating them into our controls and procedures:

•Coram Materials Corp. and certain of its affiliates during February 2020; and
•Sugar City Building Materials Co. during November 2020.

In reliance on interpretive guidance issued by the SEC staff, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of each of the above acquisitions. Management will include each of the above acquisitions in its 2021 assessment of internal control over financial reporting. The above acquisitions represented 9.2% of our consolidated total assets and 1.2% of our consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2020.

Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting (excluding the above acquisitions) based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

We have completed two acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquired and to augment our company-wide controls to reflect the risks inherent in these acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on Internal Control over Financial Reporting

We have audited U.S. Concrete, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, U.S. Concrete, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coram Materials Corp. and certain of its affiliates and Sugar City Building Materials Co., which are included in the 2020 consolidated financial statements of the Company and constituted 9.2% of total assets as of December 31, 2020 and 1.2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Coram Materials Corp. and certain of its affiliates and Sugar City Building Materials Co.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2021

Item 9B.  Other Information

Not applicable.

PART III

Except as otherwise indicated in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”). We intend to file our 2021 Proxy Statement with the SEC not later than 120 days after the year ended December 31, 2020.

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, information as to Item 10 will be included in our 2021 Proxy Statement, which is incorporated in this Item by this reference.

We have a Code of Conduct applicable to all our employees and directors. In addition, our principal executive, financial and accounting officers are subject to the provisions of the Code of Ethics for Chief Executive Officer and Senior Financial Officers (“Officer Code of Ethics”). Copies of both the Code of Conduct and Officer Code of Ethics are available on our website at www.us-concrete.com. In the event that we amend or waive any of the provisions of the Code of Conduct or the Officer Code of Ethics applicable to our principal executive, financial and accounting officers, we intend to disclose that action on our website, as required by applicable law.

Item 11.  Executive Compensation

Information as to Item 11 will be included in our 2021 Proxy Statement, which is incorporated in this Item by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information as to Item 12 will be included in our 2021 Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2020, the indicated information regarding equity compensation to our employees, officers, directors and other persons under the LTI Plan, as amended (in thousands). We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	63

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information as to Item 13 will be included in our 2021 Proxy Statement, which is incorporated in this Item by this reference.

Item 14.  Principal Accountant Fees and Services

Information as to Item 14 will be included in our 2021 Proxy Statement, which is incorporated in this Item by this reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	February 24, 2021	By:	/s/ Ronnie Pruitt
Ronnie Pruitt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2021.

Signature	Title

/s/ Ronnie Pruitt	President, Chief Executive Officer and Director
Ronnie Pruitt	(Principal Executive Officer)

/s/ John E. Kunz	Senior Vice President and Chief Financial Officer
John E. Kunz	(Principal Financial Officer)

/s/ Gibson T. Dawson	Vice President, Corporate Controller and Chief Accounting Officer
Gibson T. Dawson	(Principal Accounting Officer)

/s/ Michael D. Lundin	Chairman of the Board of Directors
Michael D. Lundin

/s/ Susan M. Ball	Director
Susan M. Ball

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Rajan C. Penkar	Director
Rajan C. Penkar

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ William J. Sandbrook	Director
William J. Sandbrook

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*†
—Securities Purchase Agreement, dated as of February 24, 2020, by an among U.S. Concrete Inc., Coram Materials Corp., Miller Place Development LLC, A.B. of Sayville, Ltd., MLFF Realty Corp., and BSLH Realty Corp., Michael Vigliarolo, and Lorraine Vigliarolo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated May 5, 2020 (File No. 001-34530)).

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

4.5*
—Indenture, dated as of September 23, 2020, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2020 (File No. 001-34530)).

4.6*	—Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on February 24, 2020 (File No. 001-34530)).
10.1*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.2*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.3*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.4*†	—Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 9, 2019 (File No. 001-34530)).
10.5*†
—Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.6*†	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 0001-34530)).
10.7*†	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.8*†	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.9*†	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-34530)).
10.10*†	—Amendment to the U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2019 (File No. 001-34530)).
10.11*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2013 (File No. 001-34530)).
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

Exhibit Number	Description
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

10.18*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
10.19*†
—Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2017 (File No. 001-34530)).

10.20*†
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

10.21*
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.22*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated February 1, 2016, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.23*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 24, 2020 (File No. 001-34530)).
10.24*†
—Form of Restricted Stock Unit Agreement (Canadian Employee/Taxpayer Form) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 24, 2020 (File No. 001-34530)).

10.25*†	—Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 24, 2020 (File No. 001-34530)).
10.26*†	—Employment Agreement with Scott Dryden, dated February 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 7, 2018 (File No. 001-34530))
10.27*†
—Executive Transition Agreement, dated February 12, 2020 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020 (File No. 001-34530)).

10.28†	—Offer Letter to Ronnie Pruitt, dated February 12, 2020.
10.29*
—Credit and Guaranty Agreement, dated April 17, 2020, among U.S. Concrete. Inc., as borrower, certain subsidiaries of U.S. Concrete, Inc., as guarantors and Bank of America, as administrative agent, and the lenders and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020 (File No. 001-34530)).

10.30*†
—Executive Severance Agreement, dated April 30, 2020, between U.S. Concrete, Inc. and Ronnie Pruitt (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form10-Q filed on May 5, 2020 (File No. 001-34530)).

21.1	—Subsidiaries.
22.1	—Subsidiary guarantors.
23.1	—Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosure.

Exhibit Number	Description
101.INS	—Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—Inline XBRL Taxonomy Extension Schema Document
101.CAL	—Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	—Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.