Form 10-Q
period 2021-03-31
U.S. CONCRETE, INC.
filed 2021-05-06
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

There were 16,977,307 shares of common stock, par value $0.001 per share, of the registrant outstanding as of April 22, 2021.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22.8	$11.1
Trade accounts receivable, net	189.8	212.5
Inventories	73.2	70.3
Other receivables, net	22.1	13.2
Prepaid expenses and other	10.5	11.1
Total current assets	318.4	318.2
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $376.2 as of March 31, 2021 and $360.2 as of December 31, 2020	802.5	788.2
Operating lease assets	74.2	76.1
Goodwill	237.9	238.2
Intangible assets, net of accumulated amortization of $101.1 as of March 31, 2021 and $97.5 as of December 31, 2020	65.3	70.9
Other assets	13.7	14.7
Total assets	$1,512.0	$1,506.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113.6	$127.8
Accrued liabilities	75.0	86.1
Current maturities of long-term debt	34.0	33.7
Current operating lease liabilities	14.8	14.3
Total current liabilities	237.4	261.9
Long-term debt, net of current maturities	709.7	668.7
Long-term operating lease liabilities	63.3	65.5
Other long-term obligations and deferred credits	50.2	51.9
Deferred income taxes	61.3	56.6
Total liabilities	1,121.9	1,104.6
Commitments and contingencies (Note 8)
Equity:
Additional paid-in capital	366.7	363.8
Retained earnings	48.5	53.3
Treasury stock, at cost	(47.6)	(37.9)
Total shareholders' equity	367.6	379.2
Non-controlling interest	22.5	22.5
Total equity	390.1	401.7
Total liabilities and equity	$1,512.0	$1,506.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$285.7	$334.4
Cost of goods sold excluding depreciation, depletion and amortization	233.1	273.9
Selling, general and administrative expenses	29.3	33.7
Depreciation, depletion and amortization	24.4	23.4
Change in value of contingent consideration	(0.1)	0.3
Gain on sale/disposal of assets and business, net	(1.5)	—
Operating income	0.5	3.1
Interest expense, net	10.4	11.4
Other income, net	(0.4)	(0.6)
Income (loss) before income taxes	(9.5)	(7.7)
Income tax expense (benefit)	(4.7)	(4.9)
Net income (loss)	(4.8)	(2.8)
Amounts attributable to non-controlling interest	—	0.3
Net income (loss) attributable to U.S. Concrete	$(4.8)	$(3.1)

Earnings (loss) per share attributable to U.S. Concrete:
Basic and diluted	$(0.28)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	16.8	16.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4.8)	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24.4	23.4
Amortization of debt issuance costs	0.5	0.4
Change in value of contingent consideration	(0.1)	0.3
Deferred income taxes	5.9	2.2
Provision for doubtful accounts and customer disputes	0.7	0.3
Stock-based compensation	2.9	3.7
Other, net	(0.8)	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	22.1	15.1
Inventories	(3.0)	(0.2)
Prepaid expenses and other current assets	(8.4)	(5.2)
Other assets and liabilities	(1.4)	0.3
Accounts payable and accrued liabilities	(25.5)	7.3
Net cash provided by operating activities	12.5	44.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32.4)	(7.3)
Proceeds from sale of business and property, plant and equipment	2.8	0.2
Payment for acquisition of business	—	(140.2)
Net cash used in investing activities	(29.6)	(147.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	139.7	170.2
Repayments of revolver borrowings	(91.2)	(79.9)
Payments for acquisition-related liabilities	(1.2)	(2.9)
Payments for finance leases, promissory notes and other	(8.8)	(8.4)
Shares redeemed for employee income tax obligations	(9.7)	(1.1)
Proceeds from finance leases and other	—	12.2
Debt issuance costs	—	(1.0)
Net cash provided by financing activities	28.8	89.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11.7	(14.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11.1	40.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22.8	$26.4

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$10.3	$1.7
Net cash paid for income taxes	$0.8	$0.1

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$1.4	$9.7
Net right-of-use assets obtained in exchange for operating lease liabilities	$1.7	$5.3
Acquisitions funded by deferred consideration	$—	$1.7
Transfer of non-controlling interest	$—	$3.3

Approximately $0.6 million of accounts payable owed by the Company was effectively settled as part of the Coram Acquisition, as defined in Note 2 to these condensed consolidated financial statements, and was eliminated in consolidation in 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)
(Unaudited)

	# of Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest	—	3.3	—	—	3.3	(3.3)	—
Stock-based compensation	—	3.7	—	(1.1)	2.6	—	2.6
Net income (loss)	—	—	(3.1)	—	(3.1)	0.3	(2.8)
March 31, 2020	16.7	$355.9	$24.7	$(37.7)	$342.9	$23.2	$366.1

December 31, 2020	16.7	$363.8	$53.3	$(37.9)	$379.2	$22.5	$401.7
Stock-based compensation	0.3	2.9	—	(9.7)	(6.8)	—	(6.8)
Net income (loss)	—	—	(4.8)	—	(4.8)	—	(4.8)
March 31, 2021	17.0	$366.7	$48.5	$(47.6)	$367.6	$22.5	$390.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the “Company,” or “U.S. Concrete”) and were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. While these unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”).

We use the same accounting policies in preparing quarterly and annual financial statements. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Unless otherwise noted, all amounts are presented in U.S. dollars. Certain computations may be impacted by the effect of rounding in this report. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year due to the impact of the coronavirus (“COVID-19”) pandemic, weather patterns and general economic conditions in our markets.

2.    ACQUISITIONS

2021 Acquisitions

On March 12, 2021, we acquired property and the underlying royalty agreement associated with the Orca Quarry on Vancouver Island, British Columbia, Canada for $28.7 million (the “Acquisition”). The Acquisition had the effect of eliminating future royalty payments, which had previously been recognized in cost of goods sold excluding depreciation, depletion and amortization in our condensed consolidated statements of operations. We accounted for the Acquisition as an asset acquisition and recorded the assets in property, plant and equipment on our condensed consolidated balance sheets. The consideration transferred in the Acquisition was measured at cost including transaction costs and assets purchased by the Company.

On April 20, 2021 we purchased a rail terminal and bulk storage facility for cementitious materials in Stockton, California for $8.2 million that is currently leased to and operated by a third party. We made this investment to increase the control and stability over our raw material supply chain to support our West Region ready-mixed concrete business.

2020 Acquisitions

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram Materials”). Coram Materials is a sand and gravel products provider located on Long Island in New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of all of the equity of Coram Materials (the “Coram Acquisition”) was accounted for as a business combination. We funded the initial cash purchase consideration with cash and borrowings under our Revolving Facility (as defined in Note 5). The combined assets acquired through the Coram Acquisition included an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves and approximately 7.5 million tons of in-place, proven, but unpermitted aggregate reserves. To effect this transaction, we incurred $0.5 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2020.

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
(2)     Consisted of a $140.2 million initial cash payment, a $1.7 million present value of deferred consideration, and a $1.6 million working capital adjustment paid in August 2020, less a $0.6 million settlement of accounts payable owed by the Company to Coram Materials at the acquisition date. The total amount of deferred consideration was $2.0 million, of which $1.0 million was paid in the three months ended March 31, 2021 and the remainder will be paid in February 2022.

On November 7, 2020, we acquired certain assets of Sugar City Building Materials Co. (the “Sugar City Acquisition”), which expanded our ready-mixed concrete operations in our West Region, for total cash consideration of $7.6 million. We accounted for the Sugar City Acquisition as a business combination. The assets acquired primarily included inventory and property, plant and equipment. The preliminary $2.1 million of goodwill from the Sugar City Acquisition, which has been ascribed to our ready-mixed concrete segment, is related to the synergies we expect to receive in that segment and is amortizable for tax purposes. Our accounting for the Sugar City Acquisition is preliminary; however, we do not expect to record material adjustments in 2021. No pro forma information has been disclosed in these financial statements, as the operations of Sugar City Building Materials Co. for the period were not material to our revenue, net income or earnings per share.

Impact of Coram Acquisition

During the three months ended March 31, 2020, the Coram Materials business generated revenue of $2.6 million, including intersegment sales of $0.9 million, and generated an operating loss of $0.2 million. The results of this acquired business are included in our aggregate products segment. Included in the operating loss was $1.6 million of costs related to the fair value increase in inventory on hand acquired at the acquisition date.

The pro forma consolidated financial results shown below represent our estimate of the Company's results of operations as if the Coram Acquisition had been completed on January 1, 2020.

($ in millions except per share)	Three Months Ended March 31, 2020
Revenue	$336.5
Net income (loss) attributable to U.S. Concrete	$(1.6)

Earnings (loss) per share attributable to U.S. Concrete - basic and diluted	$(0.10)

The above pro forma results were prepared based on the historical U.S. GAAP results of the Company and the historical results of Coram Materials, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the Coram Acquisition occurred on January 1, 2020 and do not reflect any operational efficiencies or potential cost savings that may occur as a result of the consolidation of these operations.

The pro forma amounts above reflect the following adjustments:

($ in millions)	Three Months Ended March 31, 2020
Decrease in cost of goods sold related to fair value increase in inventory	$1.6
Increase in depreciation, depletion and amortization expense	(0.9)
Exclusion of buyer transaction costs	0.5
Exclusion of seller transaction costs	0.3
Increase in interest expense	(0.8)
Increase in income tax expense	(1.1)

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)
Balance, December 31, 2020	$7.2
Provision for doubtful accounts and customer disputes	0.7
Uncollectible receivables written off, net of recoveries	(0.4)
Balance, March 31, 2021(1)	$7.5
(1)     Excludes $1.3 million of allowances for other receivables as of March 31, 2021, which are included in other receivables, net on our consolidated balance sheets.

4.    INVENTORIES

($ in millions)	March 31, 2021	December 31, 2020
Raw materials(1)	$65.7	$64.4
Building materials for resale	5.1	4.1
Other	2.4	1.8
Total	$73.2	$70.3
(1)     An additional $2.5 million of inventory as of both periods is classified as other assets, since we do not expect to sell it within one year.

5.     DEBT

($ in millions)	March 31, 2021	December 31, 2020
5.125% senior unsecured notes due 2029(1)	$400.0	$400.0
6.375% senior unsecured notes due 2024 and unamortized premium(2)	201.6	201.8
Asset based revolving credit facility(3)	55.0	6.5
Delayed draw term loan facility(4)	—	—
Finance leases	82.3	87.9
Promissory notes	12.1	13.8
Debt issuance costs	(7.3)	(7.6)
Total debt	743.7	702.4
Less: current maturities	(34.0)	(33.7)
Long-term debt, net of current maturities	$709.7	$668.7
(1)    The effective interest rate for these notes was 5.25% as of both March 31, 2021 and December 31, 2020.
(2)    The effective interest rate for these notes was 6.56% as of both March 31, 2021 and December 31, 2020.
(3)    The interest rate for the revolving facility was 3.25% as of March 31, 2021 and 3.50% as of December 31, 2020. This facility expires on August 31, 2022.
(4)    Available borrowing capacity of $178.7 million as of March 31, 2021.

Asset Based Revolving Credit Facility

As of March 31, 2021, we had $1.1 million of undrawn standby letters of credit under our senior secured credit facility (“Revolving Facility”). Loans under the Revolving Facility are in the form of either base rate loans or London Interbank Offered Rate loans denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at March 31, 2021 was $154.7 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. The Revolving Facility is secured by a first priority lien and security interest on substantially all of our and our guarantor subsidiaries’ personal property. The agreement governing the Revolving Facility contains customary representations, warranties, covenants and events of default. As of March 31, 2021, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

Fair Value of Debt

The fair value of our senior unsecured notes due 2024 and 2029, which was estimated based on quoted prices in markets that are not active (i.e., Level 2 inputs), was $615.5 million as of March 31, 2021. The carrying values of the outstanding amounts under our Revolving Facility and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates.

6.     INCOME TAXES

We recorded an income tax benefit of $4.7 million for the three months ended March 31, 2021. Our effective tax rate differed substantially from the statutory tax rate primarily due to (1) excess tax benefits recognized for stock-based compensation, (2) anticipated Section 162(m) limitations on executive compensation and (3) losses generated by certain of our Canadian subsidiaries for which no income tax benefit is recognized due to a related full valuation allowance.

For the three months ended March 31, 2020, we recorded an income tax benefit of $4.9 million. For the three months ended March 31, 2020, our effective tax rate differed substantially from the federal statutory rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the three months ended March 31, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for stock-based compensation.

7.     EARNINGS PER SHARE

We excluded 0.2 million and 0.9 million shares from the calculation of diluted earnings per share for the three months ended March 31, 2021 and March 31, 2020, respectively, because they were anti-dilutive. In both periods, these potentially dilutive shares related to our employee equity awards that either vest over time or upon the achievement of certain stock price targets.

8.     COMMITMENTS AND CONTINGENCIES

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

From time to time, we may receive funding deficiency demands or withdrawal liability assessments related to multi-employer pension plans to which we contribute. We are unable to estimate the amount of any future demands or assessments because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions. As of March 31, 2021, the Company had accrued $1.4 million for a withdrawal liability assessment related to a multi-employer pension plan in which the Company participated. The Company continues to dispute and negotiate the assessment.

As of May 6, 2021, there were no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2021.

We believe that the resolution of any litigation currently pending or threatened against us or any of our subsidiaries will not materially exceed our existing accruals for those matters. However, because of the inherent uncertainty of litigation, there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we are a party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations. We expect in the future that we will, from time to time, be a party to litigation or administrative proceedings that arise in the normal course of our business.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2021.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of May 6, 2021, there were no material pending claims related to such indemnification.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation. We record expenses for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which was recorded in accrued liabilities and other long-term obligations and deferred credits, was $34.1 million as of March 31, 2021 and $33.0 million as of December 31, 2020.

Guarantees

In the normal course of business, we and our subsidiaries were contingently liable under $13.2 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2021. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

The Company has entered into standby letter of credit arrangements with various banks generally for the purpose of protection against insurance claims. As of March 31, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling $25.9 million, of which $1.1 million reduces the Company's borrowing availability under its Revolving Facility. See Note 5 for additional information.

9.     SEGMENT INFORMATION

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory, and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

The following tables set forth certain financial information relating to our operations by reportable segment ($ in millions):

	Three Months Ended March 31,
	2021	2020
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$241.5	$292.2
Aggregate products
Sales to external customers	22.6	21.1
Freight revenue on sales to external customers	9.4	10.0
Intersegment sales	12.5	12.5
Total aggregate products	44.5	43.6
Total reportable segment revenue	286.0	335.8
Other products and eliminations	(0.3)	(1.4)
Total revenue	$285.7	$334.4

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$24.9	$31.7
Aggregate products	12.5	11.3
Total reportable segment Adjusted EBITDA	$37.4	$43.0

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income (Loss):
Total reportable segment Adjusted EBITDA	$37.4	$43.0
Other products and eliminations from operations	(0.3)	0.1
Corporate overhead	(13.7)	(15.6)
Depreciation, depletion and amortization for reportable segments	(22.9)	(21.8)
Interest expense, net	(10.4)	(11.4)
Gain on sale of business	0.7	—
Realignment initiative costs	(0.4)	—
Change in value of contingent consideration for reportable segments	0.1	(0.3)
Purchase accounting adjustments for inventory	(0.1)	(1.6)
Corporate, other products and eliminations other income (loss), net	0.1	(0.1)
Income (loss) before income taxes	(9.5)	(7.7)
Income tax benefit (expense)	4.7	4.9
Net income (loss)	$(4.8)	$(2.8)

	Three Months Ended March 31,
	2021	2020
Capital Expenditures:
Ready-mixed concrete	$1.1	$4.4
Aggregate products(1)	31.1	2.8
Other products and corporate	0.2	0.1
Total capital expenditures	$32.4	$7.3
 (1) Includes $28.7 million for the acquisition of the property and the underlying royalty agreement associated with the Orca Quarry on Vancouver Island, British Columbia, Canada.

	Three Months Ended March 31,
	2021	2020
Revenue by Product:
Ready-mixed concrete	$241.5	$292.2
Aggregate products	32.0	31.1
Other(1)	12.2	11.1
Total revenue	$285.7	$334.4
 (1) Includes building materials, aggregates distribution, hauling and other.

	March 31, 2021	December 31, 2020
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$278.7	$286.9
Aggregate products	501.6	478.1
Other products and corporate	22.2	23.2
Total identifiable assets	$802.5	$788.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”). Our 2020 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results. Unless noted otherwise, the discussions that follow refer to the three months ended March 31, 2021 as “the quarter” and compare the results to the three months ended March 31, 2020.

Overview

We are a leading heavy building materials supplier of aggregates and ready-mixed concrete in select geographic markets in the United States, the U.S. Virgin Islands and Canada. The geographic markets for our products are generally local, except for our Canadian aggregate products operation, Polaris Materials Corp. (“Polaris”), which primarily serves markets in California. Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions. In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects. We conduct our business primarily through two reportable segments: ready-mixed concrete and aggregate products.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 84.5% of our revenue for the three months ended March 31, 2021) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, Northern California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 11.2% of our revenue for the three months ended March 31, 2021, excluding $12.5 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; New York; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 2.7 million tons of aggregates during the three months ended March 31, 2021, with Canada representing 37%, Texas/Oklahoma representing 41%, New Jersey/New York representing 19%, and the U.S. Virgin Islands representing 3% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Coronavirus Impact

The coronavirus (“COVID-19”) pandemic began to impact our operations in March 2020 when residents throughout the U.S. began varying periods under “stay-at-home” or “shelter-in-place” orders and has continued to impact numerous aspects of our business since then. We continue to follow the enhanced safety and health protocols established in 2020, while following evolving state and local guidelines, and we have maintained our focus on cost containment efforts to help minimize the resulting impact to our operating results. In addition, we continue to monitor the impact of the pandemic on our customers and our pipeline. The long-term impact to our business remains unknown because we are unable to accurately predict the impact of COVID-19 due to various uncertainties, including the severity of the virus, the duration of the outbreak, the impact of variants of the virus, the availability and efficacy of vaccines, the speed at which such vaccines are administered, the likelihood of a resurgence of positive cases, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences. Accordingly, business disruption related to the COVID-19 outbreak may continue to cause significant fluctuations in our business, impact demand for our products and our workforce availability and magnify risks associated with our business and operations.

Acquisitions and Other Recent Developments

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates, a sand and gravel products provider located on Long Island in New York. On November 7, 2020, we acquired a ready-mixed concrete business in our West Region. On March 12, 2021, we acquired property and the underlying royalty agreement associated with our aggregate products operation in British Columbia, Canada.

On April 20, 2021, we purchased a rail terminal and bulk storage facility for cementitious materials in Stockton, California for $8.2 million that is currently leased to and operated by a third party. We made this investment to increase the control and stability over our raw material supply chain to support our West Region ready-mixed concrete business.

Results of Operations

The discussions that follow reflect results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, respectively, unless otherwise noted.

	Three Months Ended March 31,		%
($ in millions except selling prices)	2021	2020	Change(1)
Revenue	$285.7	$334.4	(14.6)%
Cost of goods sold excluding depreciation, depletion and amortization	233.1	273.9	(14.9)
Selling, general and administrative expenses	29.3	33.7	(13.1)
Depreciation, depletion and amortization	24.4	23.4	4.3
Change in value of contingent consideration	(0.1)	0.3	(133.3)
Gain on sale/disposal of assets and business, net	(1.5)	—	NM
Operating income	0.5	3.1	(83.9)
Interest expense, net	10.4	11.4	(8.8)
Other income, net	(0.4)	(0.6)	(33.3)
Income (loss) before income taxes	(9.5)	(7.7)	(23.4)
Income tax expense (benefit)	(4.7)	(4.9)	(4.1)
Net income (loss)	(4.8)	(2.8)	(71.4)
Amounts attributable to non-controlling interest	—	0.3	(100.0)
Net income (loss) attributable to U.S. Concrete	$(4.8)	$(3.1)	(54.8)%

Ready-Mixed Concrete Data:
Average selling price (“ASP”) per cubic yard	$141.49	$144.30	(1.9)%
Sales volume in thousand cubic yards	1,704	2,022	(15.7)%

Aggregate Products Data:
ASP per ton(2)	$13.32	$12.23	8.9%
Sales volume in thousand tons	2,586	2,632	(1.7)%
(1)    “NM” is defined as “not meaningful.”
(2)    Our calculation of ASP excludes freight and certain other ancillary revenue and may differ from other companies in the construction materials industry.

Revenue. Revenue for the quarter decreased 14.6%, or $48.7 million, resulting from lower sales of ready-mixed concrete, partially offset by higher revenue from aggregate products sales. Impacted by both the regional effects of inclement weather and the lingering effect of COVID-19 pandemic-related delays on construction jobs, ready-mixed concrete sales decreased $50.7 million. The revenue decline, resulting from lower ready-mixed concrete volumes in our East and West regions, was generally consistent with what we have experienced since the onset of the pandemic, but was further impacted by inclement weather during the first quarter of 2021. Power disruptions associated with Winter Storm Uri forced us to suspend operations in Texas temporarily in February 2021. Our overall ready-mixed concrete ASP decreased 1.9% during the quarter due to product and geographic mix. While sales volume of aggregate products declined 1.7%, higher ASP resulted in a 2.1% increase in revenue for the aggregate products segment. Higher sales volumes of aggregate products in our Texas and New York operations were more than offset by sales declines in other markets.

Cost of goods sold excluding depreciation, depletion and amortization (“DD&A”). Cost of goods sold excluding DD&A decreased $40.8 million, or 14.9%, for the quarter, with the majority of the decreases resulting from lower variable costs (which include primarily raw material costs, labor and benefits costs, utilities and delivery costs) due to lower sales volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.4 million, or 13.1%, for the quarter, with the positive impact of cost-saving measures in response to the COVID-19 pandemic and lower stock-based compensation expense being partially offset by certain personnel-related expenses, including incentive compensation.

Gain on sale/disposal of assets and business, net. The quarter included gains from sales of a non-core piece of real estate in Texas and certain ready-mixed concrete plants in Oklahoma.

Income taxes.  We recorded an income tax benefit of $4.7 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, our effective tax rate differed substantially from the statutory tax rate primarily due to (1) excess tax benefits recognized for stock-based compensation, (2) anticipated Section 162(m) limitations on executive compensation and (3) losses generated by certain of our Canadian subsidiaries for which no income tax benefit is recognized due to a related full valuation allowance.

We recorded an income tax benefit of $4.9 million for the three months ended March 31, 2020. Our effective tax rate differed substantially from the statutory tax rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the three months ended March 31, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for stock-based compensation.

Segment Operating Results

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregate products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our net income, excluding the impact of income taxes, depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, acquisition-related costs, officer transition expenses, purchase accounting adjustments for inventory and realignment initiative costs. Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

See the prior discussion of revenue within this Item 2 as well as Note 9, “Segment Information” to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to net income.

Ready-Mixed Concrete

	Three Months Ended March 31,		Increase/ (Decrease)
($ in millions except selling prices)	2021	2020	%
Ready-Mixed Concrete Segment:
Revenue	$241.5	$292.2	(17.4)%
Segment revenue as a percentage of total revenue	84.5%	87.4%
Adjusted EBITDA	$24.9	$31.7	(21.5)%
Adjusted EBITDA as a percentage of segment revenue	10.3%	10.8%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$141.49	$144.30	(1.9)%
Sales volume in thousand cubic yards	1,704	2,022	(15.7)%
(1)    Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  The impact of volume declines on ready-mixed concrete Adjusted EBITDA was partially mitigated by actions taken as part of our business contingency plans in the form of labor management and concrete mix optimization.

Aggregate Products

	Three Months Ended March 31,		Increase/ (Decrease)
($ in millions except selling prices)	2021	2020	%
Aggregate Products Segment:
Sales to external customers	$22.6	$21.1	7.1%
Freight revenue on sales to external customers	9.4	10.0	(6.0)%
Intersegment sales(1)	12.5	12.5
Total aggregate products revenue	$44.5	$43.6	2.1%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	11.2%	9.3%
Adjusted EBITDA	$12.5	$11.3	10.6%
Adjusted EBITDA as a percentage of total aggregate products revenue	28.1%	25.9%

Aggregate Products Data:
ASP per ton(2)	$13.32	$12.23	8.9%
Sales volume in thousand tons	2,586	2,632	(1.7)%
(1)    We sell aggregate products to our ready-mixed concrete segment at market price.
(2)    Our calculation excludes freight and certain other ancillary revenue.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Adjusted EBITDA.  Despite lower sales volumes, higher ASP resulted in a 2.1% increase in total aggregate products revenue for the quarter. In addition to higher revenue, lower plant and delivery costs contributed to the improvement in adjusted EBITDA for the segment.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our credit facilities, including our (1) asset-based revolving credit facility (the “Revolving Facility”), which provides for borrowings of up to $300.0 million, subject to a borrowing base, and (2) delayed draw term loan facility (the “Term Loan Facility”), which provides for borrowings of up to $178.7 million.
As of March 31, 2021, we had $22.8 million of cash and cash equivalents, $154.7 million of available borrowing capacity under the Revolving Facility and $178.7 million of available borrowing capacity under the Term Loan Facility, providing total available liquidity of $356.2 million. Proceeds from the Term Loan Facility, if drawn, are expected to be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.
The following key financial measurements reflect certain aspects of our financial condition:

($ in millions)	March 31, 2021		December 31, 2020
Cash and cash equivalents	$22.8		$11.1
Working capital	$81.0		$56.3
Total debt(1)	$743.7	(1)	$702.4
(1)    Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, finance leases, notes payable and any borrowings under the Revolving Facility and Term Loan Facility.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and the Term Loan Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. To help mitigate the impact of the COVID-19 pandemic on our cash needs, we initiated business contingency planning and will continue to adjust those plans as needed. If, however, availability under the Revolving Facility, the Term Loan Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

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
•any further COVID-19 impacts to our business; and
•inclement weather beyond normal patterns that could reduce our sales volumes.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$12.5	$44.0
Investing activities	(29.6)	(147.3)
Financing activities	28.8	89.1
Net increase (decrease) in cash	$11.7	$(14.2)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest.  Overall, the decline in cash generated from operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations, interest payments for certain of our senior unsecured notes and higher payments of incentive compensation.

In addition to purchases of machinery, equipment, mixer trucks and vehicles to service our business in both periods, investing activities in the quarter included the $28.7 million purchase of land and the underlying royalty agreement associated with our Orca Quarry on Vancouver Island, British Columbia, Canada. Investing activities in the three months ended March 31, 2020 included $140.2 million for the acquisition of a sand and gravel products producer on Long Island in New York.

For the year ending December 31, 2021, we expect to invest (excluding acquisitions such as the cement terminal in Stockton and the Orca quarry land and royalty agreement acquisition) between $40 million and $50 million in capital expenditures, including expenditures financed through finance leases. We continue to monitor the COVID-19 pandemic and related economic repercussions for consideration of our capital expenditure levels. Through May 6, 2021, we have invested $37 million in current year acquisitions.

Financing activities during the three months ended March 31, 2021 included $48.5 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions and investments in plant, property and equipment. During the quarter, we made payments of $8.8 million primarily related to our finance leases and promissory notes and paid $1.2 million for contingent and deferred consideration obligations. Financing activities during the first three months of 2020 included $90.3 million of net borrowings under our Revolving Facility and $12.2 million of financing proceeds for our Texas greenfield aggregates operation. In addition, during the first three months of 2020, we made payments of $8.4 million primarily related to our finance leases and promissory notes and paid $2.9 million for contingent and deferred consideration obligations.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility

We have a Revolving Facility with certain financial institutions named therein as lenders (the “Lenders”) and Bank of America, N.A., as agent for the Lenders that provides for up to $300.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or the London Interbank Offered Rate (“LIBOR”) loans denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”), which matures August 31, 2022. Our availability under the Revolving Facility at March 31, 2021 was $154.7 million.

The Third Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries' ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2021, we were in compliance with all covenants under the Third Loan Agreement.

Delayed Draw Term Loan Facility

On April 17, 2020, we entered into a secured delayed draw term loan agreement (the “Agreement”) with certain subsidiaries as guarantors thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders and other parties named therein. The Agreement provided for an initial $180.0 million Term Loan Facility that was reduced to $178.7 million as of March 31, 2021, as permitted borrowings are reduced by approximately $0.4 million each quarter through September 30, 2021. The Agreement permits borrowings until December 15, 2021. Any such borrowings outstanding will mature May 1, 2025 (subject to a springing maturity on March 1, 2024 to the extent any of our 2024 Notes, as defined below, remain outstanding on such date). We entered into the Agreement to enhance our liquidity and financial flexibility. Proceeds of the Term Loan Facility, if drawn, will be used for working capital and general corporate purposes, including to repay outstanding borrowings under our Revolving Facility.

Borrowings under the Agreement bear interest at our option of either: (1) LIBOR (subject to a floor of 0.75%) plus a margin ranging from 2.75% to 3.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and LIBOR plus 1.00% and is subject to a floor of 1.75%) plus a margin ranging from 1.75% to 2.75%. The applicable margin depends on the aggregate amount of the loans borrowed. Additionally, each draw on the Term Loan Facility will be issued at a price of 99.0% of the amount drawn. The Agreement is secured by a first priority lien and security interest on certain real property of the subsidiary guarantors and substantially all of the personal property of U.S. Concrete, Inc. and its subsidiary guarantors that is not secured by a first priority security interest under the Revolving Facility (the “Revolving Facility Collateral”) and a second priority security interest on the Revolving Facility Collateral. The Agreement contains usual and customary covenants including, but not limited to, restrictions on our and our guarantor subsidiaries’ ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions, but it does not contain any financial maintenance covenants.
Senior Unsecured Notes

At March 31, 2021, we had outstanding $200.0 million aggregate principal amount of senior unsecured notes due 2024 (“2024 Notes”) and $400.0 million aggregate principal amount of senior unsecured notes due 2029 (“2029 Notes,” and together with the 2024 Notes, “Senior Unsecured Notes”). The Senior Unsecured Notes are governed by similar indentures that contain customary covenants, including negative covenants that restrict our ability and our restricted subsidiaries ability to engage in certain transactions.

The 2024 Notes are governed by the Indenture, dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer (the “Issuer”), the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (the “2024 Indenture”). The 2024 Notes accrue interest at a rate of 6.375% per annum, which is payable on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in the 2024 Indenture.

The 2029 Notes are governed by the Indenture dated as of September 23, 2020, among the Issuer, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “2029 Indenture”). The 2029 Notes accrue interest at a rate of 5.125% per annum, which is payable on March 1 and September 1 of each year. The 2029 Notes mature on March 1, 2029 and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture.

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

Balance Sheets ($ in millions)	March 31, 2021	December 31, 2020
Assets:
Due from Non-Guarantor Subsidiaries, current	$0.8	$0.6
Other current assets	281.7	285.8
Property, plant and equipment, net	586.1	598.1
Amount due from Non-Guarantor Subsidiaries, long-term	131.8	110.9
Other long-term assets	290.8	299.2
Liabilities:
Current liabilities	$219.1	$258.6
Long-term debt	708.3	667.2
Other long-term liabilities	136.5	134.5

Statements of Operations ($ in millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Revenue	$261.1	$1,259.6
Cost of goods sold excluding depreciation, depletion and amortization	216.0	1,001.6
Operating income (loss)	(1.8)	64.1
Net income (loss)	(6.1)	16.6

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $94.4 million of remaining principal as of March 31, 2021.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 5, “Debt” to our condensed consolidated financial statements included in this report.

Inflation

We experienced minimal increases in operating costs during the first quarter of 2021 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates. When these price increases have occurred, we have generally been able to mitigate the cost increases with price increases we obtain for selling our products. Cement supply in Texas has been disrupted by temporary closures of certain cement producers' plants. As a result, our cement supply has been constrained, and cement prices began to rise in March 2021. We implemented price increases in April 2021 and will continue to do so as needed to mitigate the impact of these increases.

Critical Accounting Policies

We prepared the preceding discussion based on the accompanying interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Such preparation of financial statements requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. We described our critical accounting policies in Item 7 of Part II of our 2020 10-K. Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, and assessing impairment of long-lived assets. See Note 1, “Organization and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Item 8 of Part II of the 2020 10-K for a discussion of our critical and significant accounting policies.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intend,” “should,” “expect,” “plan,” “target,” “anticipate,” “believe,” “estimate,” “outlook,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All discussions concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our 2020 10-K and “Risk Factors” in Item 1A of Part II of our subsequent quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our 2020 10-K.

Item 4.     Controls and Procedures

Acquisition

We are in the process of integrating Sugar City Building Materials Co. (“Sugar City”), which we acquired in November 2020. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021 excludes an assessment of the internal control over financial reporting related to Sugar City. Sugar City represented 0.3% of our consolidated total assets and 0.3% of our consolidated revenue included in our condensed consolidated financial statements as of and for the three months ended March 31, 2021.

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

As part of our ongoing integration activities related to the Sugar City acquisition, we continue to implement our controls and procedures and augment our company-wide controls to reflect the risks inherent in the acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

With respect to administrative or judicial proceedings arising under any Federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, of at least $1.0 million. We believe that this threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there were no environmental matters to disclose for this period.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2020 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2020 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2020 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended March 31, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
January 1 - 31, 2021	45,895	$47.81	—	$—
February 1 - 28, 2021	—	—	—	—
March 1 - 31, 2021	123,297	60.21	—	—
Total	169,192	$56.85	—	$—
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

10.1*
—Amendment to Executive Transition Agreement, dated March 26, 2021, between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2021 (File No. 001-34530)).

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

U.S. CONCRETE, INC.

Date:	May 6, 2021	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)