Form 10-Q
period 2021-06-30
U.S. CONCRETE, INC.
filed 2021-08-05
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

There were 17,140,096 shares of common stock, par value $0.001 per share, of the registrant outstanding as of July 26, 2021.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$20.9	$11.1
Trade accounts receivable, net	193.5	212.5
Inventories	76.5	70.3
Other receivables, net	25.8	13.2
Prepaid expenses and other	9.1	11.1
Total current assets	325.8	318.2
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $395.3 as of June 30, 2021 and $360.2 as of December 31, 2020	806.8	788.2
Operating lease assets	73.2	76.1
Goodwill	238.0	238.2
Intangible assets, net of accumulated amortization of $102.1 as of June 30, 2021 and $97.5 as of December 31, 2020	60.0	70.9
Other assets	19.8	14.7
Total assets	$1,523.6	$1,506.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94.3	$127.8
Accrued liabilities	75.6	86.1
Current maturities of long-term debt	40.8	33.7
Current operating lease liabilities	14.7	14.3
Total current liabilities	225.4	261.9
Long-term debt, net of current maturities	748.3	668.7
Long-term operating lease liabilities	62.5	65.5
Other long-term obligations and deferred credits	46.4	51.9
Deferred income taxes	61.3	56.6
Total liabilities	1,143.9	1,104.6
Commitments and contingencies (Note 9)
Equity:
Additional paid-in capital	381.4	363.8
Retained earnings	28.2	53.3
Treasury stock, at cost	(52.2)	(37.9)
Total shareholders' equity	357.4	379.2
Non-controlling interest	22.3	22.5
Total equity	379.7	401.7
Total liabilities and equity	$1,523.6	$1,506.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$327.4	$322.7	$613.1	$657.1
Cost of goods sold excluding depreciation, depletion and amortization	259.4	250.1	492.5	524.0
Selling, general and administrative expenses	48.3	31.7	77.6	65.4
Depreciation, depletion and amortization	25.7	25.2	50.1	48.6
Change in value of contingent consideration	—	(5.8)	(0.1)	(5.5)
Gain on sale/disposal of assets and business, net	(0.1)	(0.1)	(1.6)	(0.1)
Operating income (loss)	(5.9)	21.6	(5.4)	24.7
Interest expense, net	10.3	11.4	20.7	22.8
Loss on extinguishment of debt	5.5	—	5.5	—
Other income, net	(0.5)	(0.6)	(0.9)	(1.2)
Income (loss) before income taxes	(21.2)	10.8	(30.7)	3.1
Income tax expense (benefit)	(0.7)	4.3	(5.4)	(0.6)
Net income (loss)	(20.5)	6.5	(25.3)	3.7
Amounts attributable to non-controlling interest	(0.2)	(0.1)	(0.2)	0.2
Net income (loss) attributable to U.S. Concrete	$(20.3)	$6.6	$(25.1)	$3.5

Earnings (loss) per share attributable to U.S. Concrete:
Basic and diluted	$(1.19)	$0.39	$(1.49)	$0.21

Weighted average shares outstanding:
Basic and diluted	17.0	16.6	16.9	16.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25.3)	$3.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	50.1	48.6
Loss on extinguishment of debt	5.5	—
Amortization of debt issuance costs	1.0	1.0
Change in value of contingent consideration	(0.1)	(5.5)
Gain on sale/disposal of assets and business, net	(1.6)	(0.1)
Deferred income taxes	5.8	2.6
Provision for doubtful accounts and customer disputes	1.0	1.0
Stock-based compensation	17.6	6.2
Other, net	1.0	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	18.0	24.9
Inventories	(13.1)	1.7
Prepaid expenses and other current assets	(10.7)	(3.0)
Other assets and liabilities	(4.4)	2.7
Accounts payable and accrued liabilities	(40.4)	1.1
Net cash provided by operating activities	4.4	84.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46.0)	(14.2)
Proceeds from sale of business and property, plant and equipment	3.0	0.3
Payments for acquisition of businesses	(0.2)	(140.2)
Net cash used in investing activities	(43.2)	(154.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	274.4	260.8
Repayments of revolver borrowings	(277.4)	(204.3)
Proceeds from issuance of term loans	296.2	—
Repayment of senior unsecured notes	(200.0)	—
Premium paid on early retirement of debt	(3.2)	—
Payments for acquisition-related liabilities	(8.2)	(9.9)
Payments for finance leases, promissory notes and other	(17.6)	(10.8)
Shares redeemed for employee income tax obligations	(14.3)	(1.2)
Proceeds from finance leases and other	—	14.5
Debt issuance costs	(1.2)	(2.2)
Net cash provided by financing activities	48.7	46.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.1)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.8	(23.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11.1	40.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20.9	$17.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$18.2	$22.6
Net cash paid for (refund from) income taxes	$1.8	$(0.1)

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by finance leases and promissory notes	$11.6	$13.7
Net right-of-use assets obtained in exchange for operating lease liabilities	$4.5	$7.4
Acquisitions funded by deferred consideration	$—	$1.7
Transfer of non-controlling interest	$—	$3.3

Approximately $0.6 million of accounts payable owed by the Company was effectively settled as part of the Coram Acquisition, as defined in Note 2 to these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)
(Unaudited)

	# of Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	16.7	$348.9	$31.1	$(36.6)	$343.4	$26.2	$369.6
Cumulative-effect adjustment upon adoption of ASC 326, net of taxes	—	—	(3.3)	—	(3.3)	—	(3.3)
Transfer of non-controlling interest	—	3.3	—	—	3.3	(3.3)	—
Stock-based compensation	—	3.7	—	(1.1)	2.6	—	2.6
Net income (loss)	—	—	(3.1)	—	(3.1)	0.3	(2.8)
March 31, 2020	16.7	355.9	24.7	(37.7)	342.9	23.2	366.1
Stock-based compensation	—	2.5	—	(0.2)	2.3	—	2.3
Net income	—	—	6.6	—	6.6	(0.1)	6.5
June 30, 2020	16.7	$358.4	$31.3	$(37.9)	$351.8	$23.1	$374.9

December 31, 2020	16.7	$363.8	$53.3	$(37.9)	$379.2	$22.5	$401.7
Stock-based compensation	0.3	2.9	—	(9.7)	(6.8)	—	(6.8)
Net income (loss)	—	—	(4.8)	—	(4.8)	—	(4.8)
March 31, 2021	17.0	366.7	48.5	(47.6)	367.6	22.5	390.1
Stock-based compensation	0.1	14.7	—	(4.6)	10.1	—	10.1
Net income (loss)	—	—	(20.3)	—	(20.3)	(0.2)	(20.5)
June 30, 2021	17.1	$381.4	$28.2	$(52.2)	$357.4	$22.3	$379.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the “Company,” or “U.S. Concrete”) and were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. While these unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. Our unaudited condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the effective tax rate; valuation of deferred income taxes; valuation of liabilities for workers' compensation, automobile, and general liability; allowance for doubtful accounts; and measurement of cash bonus plans. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”).

We use the same accounting policies in preparing quarterly and annual financial statements. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Unless otherwise noted, all amounts are presented in U.S. dollars. Certain computations may be impacted by the effect of rounding in this report. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year primarily due to the impact of the coronavirus (“COVID-19”) pandemic, weather patterns and general economic conditions in our markets.

2.    ACQUISITIONS AND BUSINESS COMBINATIONS

Rail Terminal and Bulk Storage Facility

On April 20, 2021, we purchased a rail terminal and bulk storage facility for cementitious materials in Stockton, California for $8.2 million that is currently leased to and operated by a third party. We made this investment to increase the control and stability over our raw material supply chain to support our West Region's ready-mixed concrete business. We accounted for this purchase as an asset acquisition and recorded the assets in property, plant and equipment on our condensed consolidated balance sheets.

Property Royalty Agreement

On March 12, 2021, we acquired property and the underlying royalty agreement associated with the Orca Quarry on Vancouver Island, British Columbia, Canada for $28.7 million (the “Orca Acquisition”). The Orca Acquisition had the effect of eliminating future royalty payments, which had previously been recognized in cost of goods sold excluding depreciation, depletion and amortization in our condensed consolidated statements of operations. We accounted for the Orca Acquisition as an asset acquisition and recorded the assets in property, plant and equipment on our condensed consolidated balance sheets.

Sugar City Building Materials Co.

On November 7, 2020, we acquired certain assets of Sugar City Building Materials Co. (the “Sugar City Acquisition”), which expanded our ready-mixed concrete operations in our West Region, for total cash consideration of $7.8 million. We accounted for the Sugar City Acquisition as a business combination. The assets acquired primarily included inventory and property, plant and equipment. The Sugar City Acquisition resulted in $2.1 million of goodwill, which is amortizable for tax purposes and has been allocated to our ready-mixed concrete segment because we expect to receive synergies in that segment. No pro forma information has been disclosed in these financial statements, as the operations of Sugar City Building Materials Co. for the period were not material to our revenue, net income or earnings per share.

Coram Materials Corp.

On February 24, 2020, we acquired the equity of Coram Materials Corp. and certain of its affiliates (collectively, “Coram Materials”). Coram Materials is a sand and gravel products provider located on Long Island in New York. This acquisition increased the vertical integration of our New York City operations.

The acquisition of the equity of Coram Materials (the “Coram Acquisition”) was accounted for as a business combination. We funded the initial cash purchase consideration with cash and borrowings under our Revolving Facility (as defined in Note 5). The combined assets acquired through the Coram Acquisition included an aggregates facility with 330 acres of land, including 180 mining acres containing approximately 41.9 million tons of in-place, proven and permitted aggregate reserves and approximately 7.5 million tons of in-place, proven, but unpermitted aggregate reserves. To effect this transaction, we incurred $0.6 million of transaction costs, which were included in selling and general administrative expenses in our condensed consolidated statements of operations for the six months ended June 30, 2020.

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
(2)     Consisted of a $140.2 million initial cash payment, a $1.7 million initial present value of deferred consideration, and a $1.6 million working capital adjustment paid in August 2020, less a $0.6 million settlement of accounts payable owed by the Company to Coram Materials at the acquisition date. The total amount of deferred consideration was $2.0 million, of which $1.0 million was paid in the six months ended June 30, 2021 and the remainder is due in February 2022.

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

($ in millions except per share)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$322.7	$659.2
Net income attributable to U.S. Concrete	$9.3	$7.7

Earnings per share attributable to U.S. Concrete - basic	$0.56	$0.46
Earnings per share attributable to U.S. Concrete - diluted	$0.56	$0.46

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

The pro forma amounts above reflect the following adjustments:

($ in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Decrease in cost of goods sold related to fair value increase in inventory	$2.6	$4.2
Increase in depreciation, depletion and amortization expense	—	(0.9)
Exclusion of buyer transaction costs	0.1	0.6
Exclusion of seller transaction costs	—	0.3
Increase in interest expense	—	(0.8)
Increase in income tax expense	—	(1.1)

Acquisition by Vulcan Materials Company

On June 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vulcan Materials Company, a New Jersey corporation (“Vulcan”), and Grizzly Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Vulcan (“Grizzly”). The Merger Agreement provides that, subject to its terms and conditions, Grizzly will merge with and into U.S. Concrete (the “Merger”), with U.S. Concrete surviving the Merger and becoming a wholly owned subsidiary of Vulcan.

Subject to the terms and conditions set forth in the Merger Agreement, at the time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.001 per share, of U.S. Concrete (“USCR Stock”) (other than such shares (i) owned by U.S. Concrete or any of its subsidiaries, Vulcan or Grizzly or any other wholly owned subsidiary of Vulcan or (ii) exercising dissenters rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive $74.00 in cash, without interest. In addition, each restricted stock unit that is solely subject to time-based vesting requirements granted under the Company's Long Term Incentive Plan that is outstanding immediately prior to the Effective Time will fully vest and be converted into the right to receive $74.00 in cash (without interest and subject to applicable tax withholding). The Merger Agreement provides each of the Company and Vulcan with certain termination rights and, under certain circumstances, may require the Company or Vulcan to pay a $50.0 million termination fee.

To effect this transaction, we incurred $6.3 million of transaction costs, which were included in selling, general and administrative expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2021.

The transaction is expected to close in the second half of 2021 subject to the receipt of approvals by the Company's shareholders, regulatory approval and other customary closing conditions. If the Merger is consummated, USCR Stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

($ in millions)
Balance, December 31, 2020	$7.2
Provision for doubtful accounts and customer disputes	1.0
Uncollectible receivables written off, net of recoveries	(0.8)
Balance, June 30, 2021(1)	$7.4
(1) Excludes $1.3 million of allowances for other receivables, which were included in other receivables, net, on our condensed consolidated balance sheets.

4.    INVENTORIES

($ in millions)	June 30, 2021	December 31, 2020
Raw materials(1)	$67.6	$64.4
Building materials for resale	6.4	4.1
Other	2.5	1.8
Total	$76.5	$70.3
(1) Additional inventory totaling $9.4 million as of June 30, 2021 and $2.5 million as of December 31, 2020 was classified as other assets, since we did not expect to sell it within one year following the respective balance sheet dates.

5.     DEBT

($ in millions)	June 30, 2021	December 31, 2020
5.125% senior unsecured notes due 2029(1)	$400.0	$400.0
6.375% senior unsecured notes due 2024 and unamortized premium(2)	—	201.8
Term loans(3)	300.0	—
Asset based revolving credit facility(4)	3.5	6.5
Delayed draw term loan facility(5)	—	—
Finance leases	85.4	87.9
Promissory notes	10.4	13.8
Debt issuance costs	(10.2)	(7.6)
Total debt	789.1	702.4
Less: current maturities	(40.8)	(33.7)
Long-term debt, net of current maturities	$748.3	$668.7
(1)    The effective interest rate for these notes was 5.25% as of both June 30, 2021 and December 31, 2020.
(2)    The effective interest rate for these notes was 6.56% as of December 31, 2020.
(3)    The effective interest rate for these loans was 3.25% as of June 30, 2021.
(4)    The interest rate for the revolving facility was 3.50% as of both June 30, 2021 and December 31, 2020.
(5) Terminated on June 25, 2021.

Asset Based Revolving Credit Facility

On June 25, 2021, we and certain of our subsidiaries, as co-borrowers and as guarantors, entered into the Fourth Amended and Restated Loan Security Agreement (the “Fourth Loan Agreement”) with certain financial institutions named therein as lenders and Bank of America, N.A., as agent for the lenders, which amended and restated the Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017 (the “Third Loan Agreement”). Among other things, the Fourth Loan Agreement provides for revolving commitments of $300.0 million (the “Revolving Facility”) and extended the maturity date to June 25, 2026. The Fourth Loan Agreement also amended certain terms of the Third Loan Agreement, including, without limitation, permitting the incurrence of the loans under the Term Loan Agreement (as defined below). In connection with entering into the Fourth Loan Agreement, we incurred $1.5 million of debt issuance costs.

The obligations under the Fourth Loan Agreement are secured by first priority security interests in accounts receivable, inventory and certain other personal property of the Company and its subsidiaries (the “ABL Collateral”) and second priority liens on and security interests in certain real property of the Company's subsidiaries and certain personal property of the Company and its subsidiary guarantors that is not ABL Collateral (the “Term Loan Collateral”).

As of June 30, 2021, we had $1.1 million of undrawn standby letters of credit under our Revolving Facility. Loans under the Revolving Facility are in the form of either base rate loans or London Interbank Offered Rate (“LIBOR”) loans denominated in U.S. dollars.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at June 30, 2021 was $214.7 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. The Fourth Loan Agreement contains customary representations, warranties, covenants and events of default. As of June 30, 2021, we were in compliance with all covenants under the Fourth Loan Agreement.

Term Loans

On June 25, 2021, we entered into a secured term loan agreement (the “Term Loan Agreement”) with certain subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and other parties named therein. The Term Loan Agreement provides for $300.0 million in aggregate principal amount of term loans (the “Term Loans”), which will mature on June 25, 2028. In connection with entering into the Term Loan Agreement, we incurred $4.6 million of debt issuance costs. Proceeds of the Term Loans will be used for general corporate purposes, including repayment of certain borrowings under the Revolving Facility and to redeem the Company's 6.375% senior unsecured notes due 2024 (the “2024 Notes”), as further discussed below.

The Term Loans bear interest at our option of either: (1) LIBOR (subject to a floor of 0.50%) plus a margin of 2.75% or (2) a base rate (which is equal to the greatest of the prime rate, the Federal Reserve Bank of New York effective rate plus 0.50% and LIBOR plus 1.00%, and is subject to a floor of 1.50%) plus a margin of 1.75%. Additionally, the Term Loans were issued at a price of 99.75%. The Term Loans are secured by a first priority lien on and security interest in the Term Loan Collateral and a second priority security interest in the ABL Collateral. The Term Loan Agreement contains customary representations, warranties, covenants and events of default, but does not contain any financial maintenance covenants. As of June 30, 2021, we were in compliance with all covenants under the Term Loan Agreement.

Termination of Delayed Draw Term Loan Facility

On June 25, 2021, in connection with entering into the Term Loan Agreement, the Company terminated the Credit and Guaranty Agreement, dated as of April 17, 2020, among the Company, certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent and collateral agent, the lenders and other parties named therein (the “Delayed Draw Term Loan Agreement”). The Delayed Draw Term Loan Agreement provided for a $178.7 million delayed draw term loan facility and was scheduled to mature on May 1, 2025. There were no outstanding borrowings under the Delayed Draw Term Loan Agreement. The Delayed Draw Term Loan was secured by a first priority lien on and secured interest in the Term Loan Collateral. During the three months ended June 30, 2021, we wrote off $2.3 million of unamortized debt issuance costs for this facility as a loss on extinguishment of debt.

Redemption of 6.375% Senior Unsecured Notes Due 2024

On June 26, 2021, we redeemed $200.0 million of outstanding 2024 Notes, which represented all outstanding 2024 Notes, at a price of 101.594% of the principal amount thereof plus accrued, unpaid interest. During the three months ended June 30, 2021, we incurred a $3.1 million pre-tax loss on the redemption of the 2024 Notes, which included the redemption premium of $3.2 million and a $1.4 million write-off of unamortized debt issuance costs, net of $1.5 million of unamortized issuance premium.

Fair Value of Debt

The fair value of our 5.125% senior unsecured notes due 2029 (the “2029 Notes”), which was estimated based on broker/dealer quoted market prices, was $436.6 million as of June 30, 2021. The carrying values of the outstanding amounts under our Term Loans, Revolving Facility and our operating and finance lease assets and liabilities approximate fair value due to the nature of the underlying collateral associated with the debt along with floating interest rates.

6.     STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the “LTI Plan”), which was amended effective February 22, 2021 (the “Amendment”) to reserve an additional 880,000 shares of common stock for future issuance as equity-based awards to management and employees. Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards. As of June 30, 2021, there were approximately 485,000 shares remaining for future issuance under the LTI Plan.

2021 Restricted Stock Unit Grant

On March 1, 2021, the Compensation Committee of the Board of Directors approved grants of 367,720 restricted stock units (the “2021 Grant”), conditioned upon obtaining stockholder approval of the Amendment. The Amendment was approved by the Company's stockholders at the Company's annual meeting on May 13, 2021, and the stockholder approval condition related to the 2021 Grant was satisfied. The 2021 Grant consisted of a 60% time-vested component that vests annually over a three-year period and a 40% stock performance hurdle component. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds and may vest up to 200% of the target number of performance stock units granted.

The fair value of the 2021 Grant subject only to time-based vesting restrictions was determined based upon the $55.72 closing price of our common stock on the effective date of the grant. Based on stock performance following the contingent grant in March, the stock price thresholds for the target number of performance stock units had been met, and the fair value for that 40% portion of the 2021 Grant was also determined to be the $55.72 closing price of our common stock on the effective date of the grant, and the entire $8.1 million fair value for this portion of the target performance stock units was recognized during the three months ended June 30, 2021.

The fair value of the above-target portion of the 2021 Grant subject to additional market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds, provided that each grantee remains an employee at the end of the expected term. The assumptions used to value the above-target portion of the 2021 Grant were as follows:

Value
Expected term (years)(1)	0.3 - 0.4
Expected volatility	72.9%
Risk-free interest rate	0.3%
Vesting price(1)(2)	$69.23 - $74.95
Average grant date fair value per share	$49.65 - $47.97
(1)The $69.23 stock price hurdle for the 2021 Grant was met during June 2021, the related performance stock units vested, and the related expense that would have been recognized over 0.3 years was accelerated and recognized during the three months ended June 30, 2021.
(2)The vesting price is the average of the daily volume-weighted average share price of USCR Stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant, based on hurdles established on March 1, 2021.

Stock-Based Compensation Cost

We recognized stock-based compensation expense of $14.7 million and $17.6 million during the three and six months ended June 30, 2021, respectively, and $2.5 million and $6.2 million during the three and six months ended June 30, 2020, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our condensed consolidated statements of operations. Stock-based compensation expense was higher during the three and six months ended June 30, 2021 than it otherwise would have been due to the general increase in stock price from the date of the conditional grant through June 30, 2021, which resulted in higher fair value per share when valued as of the stockholder approval date, as well as the acceleration of expense when certain stock price thresholds were met and performance stock units vested.

7.     INCOME TAXES

We recorded an income tax benefit of $0.7 million and $5.4 million for the three and six months ended June 30, 2021, respectively, using the discrete method. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss for the reporting period. However, for the three and six-month periods ended June 30, 2021, we determined that since minor changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, our historical method would not provide a reliable estimate of income tax benefit. Our effective tax rate utilizing the discrete method differed substantially from the statutory tax rate primarily due to (1) significant Section 162(m) limitations on executive compensation and (2) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act for which a full valuation allowance is anticipated. These differences reduced the income tax benefit recorded for the three and six months ended June 30, 2021, which was partially offset by excess tax benefits recognized for stock-based compensation.

We recorded an income tax expense of $4.3 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2020, respectively. For the six months ended June 30, 2020, our effective tax rate differed substantially from the federal statutory rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the six months ended June 30, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for stock-based compensation.

Other receivables, net, on our condensed consolidated balance sheets included federal and state income tax receivables of $18.7 million as of June 30, 2021 and $5.8 million as of December 31, 2020.

8.     EARNINGS (LOSS) PER SHARE

We excluded 0.5 million shares from the calculation of diluted earnings per share for both the three and six months ended June 30, 2021, and 0.8 million and 0.6 million shares for the three and six months ended June 30, 2020, respectively, because they were anti-dilutive. In all periods, these potentially dilutive shares related to our employee equity awards that vest either over time or upon the achievement of certain stock price targets.

9.     COMMITMENTS AND CONTINGENCIES

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

From time to time, we may receive funding deficiency demands or withdrawal liability assessments related to multi-employer pension plans to which we contribute. We are unable to estimate the amount of any future demands or assessments because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions. As of June 30, 2021, the Company had accrued $1.4 million for a withdrawal liability assessment related to a multi-employer pension plan in which the Company participated. The Company continues to dispute and negotiate the assessment.

As of August 5, 2021, there were no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to such unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2021.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the potential liability of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2021.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers. As of August 5, 2021, there were no material pending claims related to such indemnification.

Litigation Related to the Vulcan Merger

As of August 2, 2021, several separate actions (collectively, the “USCR Shareholder Actions”) have been filed in federal courts in New York, Delaware, New Jersey, and Pennsylvania by purported owners of U.S. Concrete common stock in connection with the transactions contemplated by the Merger Agreement: Stein v. U.S. Concrete, Inc., et al. (S.D.N.Y. July 2, 2021); Waterman v. U.S. Concrete, Inc., et al. (S.D.N.Y. July 8, 2021); Clark v. U.S. Concrete, Inc., et al. (D. Del July 9, 2021) (the “Clark Action”); Harris v. U.S. Concrete, Inc., et al. (S.D.N.Y. July 13, 2021); Siddall v. U.S. Concrete, Inc., et al. (D.N.J. July 13, 2021); Whitfield v. U.S. Concrete, Inc., et al (E.D. Pa. July 13, 2021); Murphy v. U.S. Concrete, Inc., et al. (S.D.N.Y. July 14, 2021); Kent v. U.S. Concrete, Inc., et al. (D.N.J. July 27, 2021) (the “Kent Action”); Wilhelm v. U.S. Concrete, Inc., et al. (D. Del July 28, 2021) (the “Wilhelm Action”); Brave v. U.S. Concrete, Inc., et al. (D.N.J. July 30, 2021) (the “Brave Action”) and Beauregard v. U.S. Concrete, Inc., et al. (S.D.N.Y. July 30, 2021) (the “Beauregard Action”). Each of the USCR Shareholder Actions names the Company and its directors as defendants and the Clark Action additionally names former Company director William J. Sandbrook as a defendant. Each of the USCR Shareholder Actions alleges, among other things, that the defendants violated federal securities laws by failing to disclose certain information in the Preliminary Proxy Statement, or, in the case of the Kent Action, Wilhelm Action, Brave Action and Beauregard Action, the Definitive Proxy Statement, on Schedule 14A filed by the Company (the “Proxy”) relating to the Company's financial forecasts and financial analyses conducted by the Company's financial advisors, Evercore Group, L.L.C. (“Evercore”) and BNP Paribas Securities Corp. (“BNP”). Certain of the USCR Shareholder Actions further allege that the defendants violated federal securities laws by failing to disclose certain information in the Proxy relating to the sales process and alleged conflicts of interests for management, financial projections for the Company provided to Evercore and BNP, and the data and inputs underlying the financial valuation analyses that support the fairness opinions of Evercore and BNP. The Clark Action further alleges that the Company's directors breached their fiduciary duties by entering into the Merger Agreement through an unfair process and for inadequate consideration. The plaintiffs in the USCR Shareholder Actions, among other things, seek to enjoin the transactions contemplated by the Merger Agreement, an award of attorneys’ fees and expenses and, in certain instances, damages in an unspecified amount.

The Company believes that the USCR Shareholder Actions are without merit, and the Company and the individual defendants intend to defend against the USCR Shareholder Actions; however, the Company cannot predict the amount of time and expense that will be required to resolve the USCR Shareholder Actions nor their outcomes.

The outcome of any pending or future litigation is uncertain. Such litigation if not resolved, could prevent or delay consummation of the Merger and result in substantial costs of the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Merger is that no governmental entity of competent jurisdiction (i) enacted, issued or promulgated any law or order that is in effect or (ii) issued or granted any order or injunction (whether temporary, preliminary or permanent) that is in effect, in each case which has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from being consummated, or from being consummated within the expected time frame.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our insurance program deductible retentions per occurrence are $1.0 million to $2.0 million for workers’ compensation and general liability and $2.0 million to $10.0 million for automobile, although certain of our operations are self-insured for workers’ compensation. We record expenses for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims, which is recorded in accrued liabilities and other long-term obligations and deferred credits, was $34.9 million as of June 30, 2021 and $33.0 million as of December 31, 2020.

Guarantees

In the normal course of business, we and our subsidiaries were contingently liable under $12.9 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2021. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

The Company has entered into standby letter of credit arrangements with various banks generally for the purpose of protection against insurance claims. As of June 30, 2021, the Company had a maximum financial exposure from these standby letters of credit totaling $25.9 million, of which $1.1 million reduces the Company's borrowing availability under its Revolving Facility. See Note 5 for additional information.

10.     SEGMENT INFORMATION

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

The following tables set forth certain financial information relating to our operations by reportable segment ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Segment:
Ready-mixed concrete
Sales to external customers	$274.3	$272.4	$515.8	$564.6
Aggregate products
Sales to external customers	25.2	26.1	47.8	47.2
Freight revenue on sales to external customers	11.2	12.1	20.6	22.1
Intersegment sales	16.8	16.3	29.3	28.8
Total aggregate products	53.2	54.5	97.7	98.1
Total reportable segment revenue	327.5	326.9	613.5	662.7
Other products and eliminations	(0.1)	(4.2)	(0.4)	(5.6)
Total revenue	$327.4	$322.7	$613.1	$657.1

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$30.9	$38.1	$55.8	$69.8
Aggregate products	20.1	21.6	32.6	32.9
Total reportable segment Adjusted EBITDA	$51.0	$59.7	$88.4	$102.7

Reconciliation of Total Reportable Segment Adjusted EBITDA to Net Income (Loss):
Total reportable segment Adjusted EBITDA	$51.0	$59.7	$88.4	$102.7
Other products and eliminations from operations	0.7	0.3	0.4	0.4
Corporate overhead	(32.6)	(16.3)	(46.3)	(31.9)
Depreciation, depletion and amortization for reportable segments	(24.2)	(23.7)	(47.1)	(45.5)
Interest expense, net	(10.3)	(11.4)	(20.7)	(22.8)
Loss on extinguishment of debt	(5.5)	—	(5.5)	—
Gain on sale of business	—	—	0.7	—
Realignment initiative costs	—	(0.8)	(0.4)	(0.8)
Change in value of contingent consideration for reportable segments	—	5.8	0.1	5.5
Purchase accounting adjustments for inventory	(0.5)	(2.6)	(0.6)	(4.2)
Corporate, other products and eliminations other income (loss), net	0.2	(0.2)	0.3	(0.3)
Income (loss) before income taxes	(21.2)	10.8	(30.7)	3.1
Income tax benefit (expense)	0.7	(4.3)	5.4	0.6
Net income (loss)	$(20.5)	$6.5	$(25.3)	$3.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital Expenditures:
Ready-mixed concrete(1)	$10.4	$4.3	$11.5	$8.7
Aggregate products(2)	2.9	2.5	34.0	5.3
Other products and corporate	0.3	0.1	0.5	0.2
Total capital expenditures	$13.6	$6.9	$46.0	$14.2
 (1)    Includes $8.2 million for the acquisition of the rail terminal and bulk storage facility for cementitious materials in Stockton, California for the three and six months ended June 30, 2021.
 (2)    Includes $28.7 million for the acquisition of the property and the underlying royalty agreement associated with the Orca Quarry on Vancouver Island, British Columbia, Canada for the six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Product:
Ready-mixed concrete	$274.3	$272.4	$515.8	$564.6
Aggregate products	36.4	38.2	68.4	69.3
Other(1)	16.7	12.1	28.9	23.2
Total revenue	$327.4	$322.7	$613.1	$657.1
 (1) Includes building materials, aggregates distribution, hauling and other.

	June 30, 2021	December 31, 2020
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$289.5	$286.9
Aggregate products	495.6	478.1
Other products and corporate	21.7	23.2
Total identifiable assets	$806.8	$788.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”). Our 2020 10-K includes additional information about our significant and critical accounting policies, as well as a detailed discussion of the most significant risks associated with our financial condition and operating results. Unless noted otherwise, the discussions that follow refer to the three months ended June 30, 2021 as “the quarter” and the six months ended June 30, 2021 as “the first six months” and compare the results to the three months and six months ended June 30, 2020, respectively.

Pending Acquisition by Vulcan Materials Company

On June 6, 2021, Vulcan Materials Company (“Vulcan”), Grizzly Merger Sub I, Inc., a wholly owned subsidiary of Vulcan (“Grizzly Merger Sub”) and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Grizzly Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Vulcan. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of USCR Stock (other than such shares (i) owned by the Company, Vulcan or Grizzly Merger Sub or owned by any wholly owned subsidiary of Vulcan (other than Grizzly Merger Sub) or of the Company or (ii) exercising dissenters rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive $74.00 in cash, without interest. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in the second half of 2021, subject to the receipt of required regulatory approvals, approval by our stockholders, and other customary closing conditions. If the Merger is consummated, USCR Stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger Agreement provides each of the Company and Vulcan with certain termination rights and, under certain circumstances, may require the Company or Vulcan to pay a $50.0 million termination fee.

General

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

Ready-mixed concrete.  Our ready-mixed concrete segment (which represented 84.1% of our revenue for the six months ended June 30, 2021) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide ready-mixed concrete from our operations in Texas, Northern California, New York City, New Jersey, Washington, D.C., Philadelphia, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 11.2% of our revenue for the six months ended June 30, 2021, excluding $29.3 million of intersegment sales) produces crushed stone, sand and gravel from our aggregates facilities located in British Columbia, Canada; Texas; Oklahoma; New Jersey; New York; and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 6.3 million tons of aggregates during the six months ended June 30, 2021, with Canada representing 35%, Texas/Oklahoma representing 37%, New Jersey/New York representing 26%, and the U.S. Virgin Islands representing 2% of the total production. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

Acquisitions and Business Combinations

On February 24, 2020, we acquired all of the equity of Coram Materials Corp. and certain of its affiliates, a sand and gravel products provider located on Long Island in New York. On November 7, 2020, we acquired a ready-mixed concrete business in our West Region.

On March 12, 2021, we acquired property and the underlying royalty agreement associated with the Orca Quarry on Vancouver Island, British Columbia, Canada for $28.7 million (the “Orca Acquisition”). We made this investment to eliminate future royalty payments, which had previously been recognized in cost of goods sold excluding depreciation, depletion and amortization in our condensed consolidated statements of operations.

On April 20, 2021, we purchased a rail terminal and bulk storage facility for cementitious materials in Stockton, California for $8.2 million that is currently leased to and operated by a third party (the “Stockton Acquisition”). We made this investment to increase the control and stability over our raw material supply chain to support our West Region ready-mixed concrete business.

Results of Operations

The discussions that follow reflect results for the three and six months ended June 30, 2021 (“quarter” and “first six months of 2021”, respectively) compared to the three and six months ended June 30, 2020, respectively, unless otherwise noted.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
($ in millions except selling prices)	2021	2020	Change(1)	2021	2020	Change(1)
Revenue	$327.4	$322.7	1.5%	$613.1	$657.1	(6.7)%
Cost of goods sold excluding depreciation, depletion and amortization	259.4	250.1	3.7	492.5	524.0	(6.0)
Selling, general and administrative expenses	48.3	31.7	52.4	77.6	65.4	18.7
Depreciation, depletion and amortization	25.7	25.2	2.0	50.1	48.6	3.1
Change in value of contingent consideration	—	(5.8)	100.0	(0.1)	(5.5)	98.2
Gain on sale/disposal of assets and business, net	(0.1)	(0.1)	—	(1.6)	(0.1)	(1,500.0)
Operating income (loss)	(5.9)	21.6	(127.3)	(5.4)	24.7	(121.9)
Interest expense, net	10.3	11.4	(9.6)	20.7	22.8	(9.2)
Loss on extinguishment of debt	5.5	—	NM	5.5	—	NM
Other income, net	(0.5)	(0.6)	(16.7)	(0.9)	(1.2)	25.0
Income (loss) before income taxes	(21.2)	10.8	(296.3)	(30.7)	3.1	(1,090.3)
Income tax expense (benefit)	(0.7)	4.3	(116.3)	(5.4)	(0.6)	(800.0)
Net income (loss)	(20.5)	6.5	(415.4)	(25.3)	3.7	(783.8)
Amounts attributable to non-controlling interest	(0.2)	(0.1)	(100.0)	(0.2)	0.2	(200.0)
Net income (loss) attributable to U.S. Concrete	$(20.3)	$6.6	(407.6)%	$(25.1)	$3.5	(817.1)%

Ready-Mixed Concrete Data:
Average selling price (“ASP”) per cubic yard	$138.18	$137.18	0.7%	$139.72	$140.77	(0.7)%
Sales volume in thousand cubic yards	1,968	1,982	(0.7)%	3,672	4,003	(8.3)%

Aggregate Products Data:
ASP per ton(2)	$13.50	$12.83	5.2%	$13.42	$12.56	6.8%
Sales volume in thousand tons	3,034	3,188	(4.8)%	5,620	5,820	(3.4)%
(1)    “NM” is defined as “not meaningful.”
(2)    Our calculation of ASP excludes freight and certain other ancillary revenue and may differ from other companies in the construction materials industry.

Revenue. Revenue for the quarter increased 1.5%, or $4.7 million, resulting from an increase in sales of ready-mixed concrete and other products that was partially offset by lower revenue from aggregate products. Our results were impacted by regional differences in weather and levels of construction activity, lingering effects of COVID-19 pandemic-related delays in construction jobs, and demand for our products. Our East Region realized an increase in sales volume for the quarter, in both ready-mixed concrete and aggregate products. Our Central Region was impacted by inclement weather and cement supply allocations, with a decline in ready-mixed concrete volumes, but a slight increase in sales of aggregate products. Our West Region experienced declines in sales volumes of both ready-mixed concrete and aggregate products, with expectations for construction activity to increase in the second half of 2021. Our overall ready-mixed concrete ASP increased 0.7% during the quarter due to product and geographic mix. While sales volume of aggregate products for the quarter declined 4.8%, higher ASP helped mitigate the impact on revenue for the aggregate products segment. Higher sales volumes of aggregate products in our East Region in the quarter were more than offset by sales declines in other markets, particularly our West Region, which was impacted by lower demand from construction activity.

Revenue for the first six months of 2021 decreased 6.7%. Impacted by both the regional effects of inclement weather and the lingering effect of COVID-19 pandemic-related delays on construction jobs, ready-mixed concrete volumes were down in all regions. In addition, our average ready-mixed concrete ASP was lower due to product and geographic mix. Power disruptions associated with Winter Storm Uri forced us to suspend operations in Texas temporarily in February 2021. Higher rain levels in Texas also negatively impacted construction activity in the first six months of 2021. Increases in our aggregate products segment ASP helped to mitigate the decline in sales volume of aggregates; however, pass through freight was lower in the first six months of 2021 due to the lower sales volume.

Cost of goods sold excluding depreciation, depletion and amortization (“DD&A”). Cost of goods sold excluding DD&A increased for the quarter, with the majority resulting from higher variable costs (particularly plant costs and delivery costs, which include higher fuel costs) as well as higher fixed costs.

Cost of goods sold excluding DD&A decreased for the first six months of 2021, but as a percentage of sales were not fully leveraged with the decline in revenue due to higher plant costs, particularly repair and maintenance costs, and fuel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $16.6 million, or 52.4%, for the quarter, primarily due to a $12.2 million increase in stock-compensation expense and an increase in professional fees associated with the Merger, partially offset by lower personnel expenses. The increase in stock-based compensation expense was due to the increase in our stock price from the time the 2021 annual equity award was approved by our Board of Directors as of March 1, 2021 to when our stockholders approved the equity plan amendment to add shares to the equity plan (and the award was deemed granted for accounting purposes) at our annual stockholders' meeting on May 13, 2021, including certain performance thresholds being met, and the award level.

Selling, general and administrative expenses were higher in the first six months of 2021 due primarily to an $11.4 million increase in stock-based compensation expense and $4.4 million of incremental professional expenses, partially offset by lower expenses resulting from our cost saving initiatives.

Change in value of contingent consideration. The non-cash gain on the revaluation of contingent consideration recorded during the second quarter and first six months of 2020 resulted from changes in management's expectations in 2020 EBITDA.

Gain on sale/disposal of assets and business, net. The first six months of 2021 included gains from sales of a non-core piece of real estate in Texas and certain ready-mixed concrete plants in Oklahoma.

Income taxes.  We recorded an income tax benefit of $0.7 million and $5.4 million for the three and six months ended June 30, 2021, respectively, using the discrete method. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss for the reporting period. However, for the three and six-month periods ended June 30, 2021, we determined that since minor changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, our historical method would not provide a reliable estimate of income tax benefit. Our effective tax rate utilizing the discrete method differed substantially from the statutory tax rate primarily due to (1) significant Section 162(m) limitations on executive compensation and (2) our estimated interest expense limitation in accordance with the Tax Cuts and Jobs Act for which a full valuation allowance is anticipated. These differences reduced the income tax benefit recorded for the three and six months ended June 30, 2021, which was partially offset by excess tax benefits recognized for stock-based compensation.

We recorded an income tax expense of $4.3 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2020, respectively. For the six months ended June 30, 2020, our effective tax rate differed substantially from the federal statutory rate primarily due to additional tax benefits recognized related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act, among other things, modified the business interest deduction limitation for tax years beginning in 2019 and 2020 from 30% of adjusted taxable income (“ATI”) to 50% of ATI. As a result, we recorded an additional tax benefit of $3.2 million in the six months ended June 30, 2020 to reflect the CARES Act change to our estimated interest limitation for the year ended December 31, 2019. This tax benefit was partially offset by a net tax shortfall for stock-based compensation.

Other receivables, net, on our condensed consolidated balance sheets included federal and state income tax receivables of $18.7 million as of June 30, 2021 and $5.8 million as of December 31, 2020.

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

See the prior discussion of revenue within this Item 2 as well as Note 10, “Segment Information” to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to net income.

Ready-Mixed Concrete

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2021	2020	%	2021	2020	%
Ready-Mixed Concrete Segment:
Revenue	$274.3	$272.4	0.7%	$515.8	$564.6	(8.6)%
Segment revenue as a percentage of total revenue	83.8%	84.4%		84.1%	85.9%
Adjusted EBITDA	$30.9	$38.1	(18.9)%	$55.8	$69.8	(20.1)%
Adjusted EBITDA as a percentage of segment revenue	11.3%	14.0%		10.8%	12.4%

Ready-Mixed Concrete Data:
ASP per cubic yard(1)	$138.18	$137.18	0.7%	$139.72	$140.77	(0.7)%
Sales volume in thousand cubic yards	1,968	1,982	(0.7)%	3,672	4,003	(8.3)%
(1)    Calculation excludes certain ancillary revenue that is reported within the segment.

Adjusted EBITDA.  Despite slightly higher revenue in the quarter, increases in plant costs and delivery costs, including fuel costs, resulted in a year-over-year contraction of segment Adjusted EBITDA. While overall costs for the first six months of 2021 were lower than the same period last year, plant and delivery costs as a percent of sales did not decrease at the same rate as revenue, resulting in lower Adjusted EBITDA as a percent of segment revenue year over year.

Aggregate Products

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in millions except selling prices)	2021	2020	%	2021	2020	%
Aggregate Products Segment:
Sales to external customers	$25.2	$26.1		$47.8	$47.2
Freight revenue on sales to external customers	11.2	12.1		$20.6	$22.1
Intersegment sales(1)	16.8	16.3		$29.3	$28.8
Total aggregate products revenue	$53.2	$54.5	(2.4)%	$97.7	$98.1	(0.4)%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	11.1%	11.8%		11.2%	10.5%
Adjusted EBITDA	$20.1	$21.6	(6.9)%	$32.6	$32.9	(0.9)%
Adjusted EBITDA as a percentage of total aggregate products revenue	37.8%	39.6%		33.4%	33.5%

Aggregate Products Data:
ASP per ton(2)	$13.50	$12.83	5.2%	$13.42	$12.56	6.8%
Sales volume in thousand tons	3,034	3,188	(4.8)%	5,620	5,820	(3.4)%
(1)    We sell aggregate products to our ready-mixed concrete segment at market price.
(2)    Our calculation excludes freight and certain other ancillary revenue.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Adjusted EBITDA.  For the quarter, segment Adjusted EBITDA as a percent of segment revenue declined 180 basis points, while revenue declined 2.4%. The impact of lower revenue on Adjusted EBITDA was mitigated by the build-up of inventory to provide product for future construction activity. For the first six months of 2021, Adjusted EBITDA as a percent of revenue declined 10 basis points while revenue declined 40 basis points. An increase in average ASP for the first six months of 2021 mitigated the impact on revenue from lower sales volumes, and delivery costs were lower, as fewer ships were needed in our West Region to meet the lower customer demand.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, and access to our asset-based revolving credit facility, which provides for borrowings of up to $300.0 million, subject to a borrowing base. As of June 30, 2021, we had $20.9 million of cash and cash equivalents and $214.7 million of available borrowing capacity under the Revolving Facility (as defined below), providing total available liquidity of $235.6 million.
The following key financial measurements reflect certain aspects of our financial condition:

($ in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$20.9	$11.1
Working capital	$100.4	$56.3
Total debt	$789.1	$702.4

Our primary liquidity needs over the next 12 months consist of (1) working capital requirements; (2) debt service obligations; (3) capital expenditures; and (4) payments related to strategic activity. Our primary portfolio strategy includes acquisitions in various regions and markets.

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
•any further COVID-19 impacts to our business; and
•inclement weather beyond normal patterns that could reduce our sales volumes.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$4.4	$84.1
Investing activities	(43.2)	(154.1)
Financing activities	48.7	46.9
Effect of exchange rates on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	$9.8	$(23.1)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss, including non-controlling interest.  Overall, the decline in cash generated from operations was driven primarily by the timing impacts of certain vendor payments, inclement weather and COVID-19 on our operations, and higher payments of incentive compensation.

In addition to purchases of machinery, equipment, mixer trucks and vehicles to service our business in both periods, investing activities in the six months ended June 30, 2021 included the $28.7 million Orca Acquisition and the $8.2 million Stockton Acquisition. Investing activities in the six months ended June 30, 2020 included $140.2 million for the acquisition of a sand and gravel products producer on Long Island in New York.

For the year ending December 31, 2021, we continue to expect to invest (excluding acquisitions such as the Stockton Acquisition and the Orca Acquisition) between $40 million and $50 million in capital expenditures, including expenditures financed through finance leases. Certain capital expenditures may be subject to approvals as provided for in the Merger Agreement. We continue to monitor the COVID-19 pandemic and related economic repercussions for consideration of our capital expenditure levels. Through August 5, 2021, we have invested $36.9 million in current year acquisitions.

Financing activities during the six months ended June 30, 2021 included $296.2 million of net proceeds from our Term Loans issuance, redemption of $200.0 million of our 2024 Notes including a $3.2 million redemption premium (see discussion below), $3.0 million of net repayments under our Revolving Facility (as defined below) to operate our business and fund acquisitions and investments in property, plant and equipment. During the six months ended June 30, 2021, we made payments of $17.6 million primarily related to our finance leases and promissory notes and paid $8.2 million for contingent and deferred consideration obligations. Financing activities during the first six months of 2020 included $56.5 million of net borrowings under our Revolving Facility and $14.5 million of financing proceeds primarily for our Texas greenfield aggregates operation. In addition, during the first six months of 2020, we made payments of $10.8 million primarily related to our finance leases and promissory notes and paid $9.9 million for contingent and deferred consideration obligations. Cash provided by financing activities in the first six months of 2020 benefited from the deferral of $8.4 million of promissory note and finance lease payments that were deferred to mitigate the cash flow impact from the COVID-19 pandemic.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Asset Based Revolving Credit Facility (“Revolving Facility”)

We have a Revolving Facility with certain financial institutions named therein as lenders and Bank of America, N.A., as agent for the lenders that provides for up to $300.0 million of revolving borrowings. The Revolving Facility also permits the incurrence of other secured indebtedness not to exceed certain amounts. The Revolving Facility provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or the London Interbank Offered Rate (“LIBOR”) loans denominated in U.S. dollars.

On June 25, 2021, we and certain of our subsidiaries, as co-borrowers and as guarantors, entered into the Fourth Amended and Restated Loan Security Agreement (the “Fourth Loan Agreement”), which amended and restated the Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017 (the “Third Loan Agreement”). Among other things, the Fourth Loan Agreement extended the maturity date to June 25, 2026 and amended certain terms of the Third Loan Agreement, including, without limitation, permitting the incurrence of the loans under the Term Loan Agreement (as defined below). In connection with entering into the Fourth Loan Agreement, we incurred $1.5 million of debt issuance costs.

The obligations under the Fourth Loan Agreement are secured by first priority security interests in accounts receivable, inventory and certain other personal property of the Company and its subsidiaries (the “ABL Collateral”) and second priority liens on and security interests in certain real property of the Company's subsidiaries and certain personal property of the Company and its subsidiary guarantors that is not ABL Collateral (the “Term Loan Collateral”).

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, as specified in the Fourth Loan Agreement. Our availability under the Revolving Facility at June 30, 2021 was $214.7 million.

The Fourth Loan Agreement contains usual and customary covenants including, but not limited to, restrictions on our, our co-borrower subsidiaries', and our guarantor subsidiaries' ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The covenants are subject to certain exceptions as specified in the Fourth Loan Agreement. The Fourth Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2021, we were in compliance with all covenants under the Fourth Loan Agreement.

Term Loans

On June 25, 2021, we entered into a secured term loan agreement (the “Term Loan Agreement”) with certain subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and other named parties. The Term Loan Agreement provides for $300.0 million in aggregate principal amount of term loans (the “Term Loans”), which will mature on June 25, 2028. In connection with entering into the Term Loan Agreement, we incurred $4.6 million of debt issuance costs. Proceeds of the Term Loans will be used for general corporate purposes, including repayment of certain borrowings under the Fourth Loan Agreement and redemption of the Company's 6.375% senior unsecured notes due 2024 (the “2024 Notes”), as further discussed below.

The Term Loans bear interest at the Company's option of either: (1) the LIBOR (subject to a floor of 0.50%) plus a margin of 2.75% or (2) a base rate (which is equal to the greatest of prime rate, the Federal Reserve Bank of New York effective rate plus 0.50% and LIBOR plus 1.00%, and is subject to a floor of 1.50%) plus a margin of 1.75%. Additionally, the Term Loans were issued at a price of 99.75%. The Term Loans are secured by a first priority lien on and security interest in the Term Loan Collateral and a second priority security interest in the ABL Collateral. The Term Loan Agreement contains customary representations, warranties, covenants and events of default, but does not contain any financial maintenance covenants.

Termination of Delayed Draw Term Loan Facility

On June 25, 2021, in connection with entering into the Term Loan Agreement, we terminated the Credit and Guaranty Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent and collateral agent, the lenders and other parties named therein (the “Delayed Draw Term Loan Agreement”). There were no outstanding borrowings under the Delayed Draw Term Loan at the time of termination. The Delayed Draw Term Loan was secured by a first priority lien on and security interest in the Term Loan Collateral. During the three months ended June 30, 2021, we incurred a $2.3 million pre-tax loss on the Delayed Draw Term Loan termination due to write-off of unamortized debt issuance costs.

Redemption of 2024 Notes

On June 26, 2021, we redeemed all of the $200.0 million outstanding 2024 Notes, at a price of 101.594% of the principal amount plus accrued, unpaid interest. During the three months ended June 30, 2021, we incurred a $3.1 million pre-tax loss on this redemption, which included the redemption premium of $3.2 million and a $1.4 million write-off of unamortized debt issuance costs, net of $1.5 million of unamortized issuance premium.

Senior Unsecured Notes

At June 30, 2021, we had outstanding $400.0 million aggregate principal amount of 5.125% senior unsecured notes due 2029 (“2029 Notes”).

The 2029 Notes are governed by the Indenture dated as of September 23, 2020, among U.S. Concrete, Inc. (the “Issuer”), the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “2029 Indenture”). The 2029 Indenture contains customary covenants, including negative covenants that restrict our ability and our restricted subsidiaries ability to engage in certain transactions. The 2029 Notes accrue interest at a rate of 5.125% per annum, which is payable on March 1 and September 1 of each year. The 2029 Notes mature on March 1, 2029 and are redeemable at our option prior to maturity at prices specified in the 2029 Indenture.

The 2029 Notes are guaranteed on a full and unconditional senior unsecured basis by each of the Issuer's restricted subsidiaries (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”) that guarantee any obligations under the Revolving Facility and certain of the Issuer's other indebtedness or certain indebtedness of the Issuer's restricted subsidiaries (other than a foreign subsidiary or domestic subsidiary thereof that guarantees only indebtedness incurred by a foreign subsidiary or a domestic subsidiary thereof). Each Guarantor Subsidiary is directly or indirectly 100% owned by the Issuer. The guarantees are joint and several. The Issuer does not have any independent assets or operations. There are no significant restrictions in the 2029 Indenture on the ability of the Guarantor Subsidiaries to make distributions to the Issuer. The 2029 Notes are not guaranteed by any of the Issuer's direct or indirect foreign subsidiaries (or any domestic subsidiaries of any such foreign subsidiaries), U.S. Virgin Islands subsidiaries or domestic subsidiaries that are not wholly owned (collectively, the “Non-Guarantor Subsidiaries”).

The 2029 Notes and the guarantees thereof are effectively subordinated to all of the Issuer's and the Guarantor Subsidiaries' existing and future secured obligations, including obligations under the Revolving Facility, the Term Loans, our finance leases and our promissory notes, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and the Guarantor Subsidiaries' future subordinated indebtedness; pari passu in right of payment with any of our and the Guarantor Subsidiaries' existing and future senior indebtedness, including the Issuer's and the Guarantor Subsidiaries' obligations under the Revolving Facility, the Term Loans and our finance leases; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including trade payables and preferred stock, of any Non-Guarantor Subsidiaries.

Other Debt

We have financing agreements with various lenders primarily for the purchase of mixer trucks and other machinery and equipment with $95.8 million of remaining principal as of June 30, 2021.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 5, “Debt” to our condensed consolidated financial statements included in this report.

Inflation

We experienced minimal increases in operating costs during the second quarter of 2021 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates. When these price increases have occurred, we have generally been able to mitigate the cost increases with price increases we obtain for selling our products. Cement supply in Texas has been disrupted by temporary closures of certain cement producers' plants. As a result, our cement supply has been constrained, and cement prices began to rise in March 2021. We implemented price increases in April 2021 and will continue to do so as needed to help mitigate the impact of these increases.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement;
•the inability to obtain the requisite shareholder approval for the proposed Merger or the failure to satisfy other conditions to completion of the proposed Merger, including the receipt of regulatory approvals;
•risks that the proposed Merger disrupts our current plans and operations;
•the amount of the costs, fees, and expenses and charges related to the Merger;
•the results of litigation related to the Merger;
•the expected timing and anticipated closing of the Merger,
•general economic and business conditions, which will, among other things, affect demand for commercial and residential construction;
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

Item 4.     Controls and Procedures

Acquisition

We are in the process of integrating Sugar City Building Materials Co. (“Sugar City”), which we acquired in November 2020. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021 excludes an assessment of the internal control over financial reporting related to Sugar City. Sugar City represented 0.3% of our consolidated total assets and 0.3% of our consolidated revenue included in our condensed consolidated financial statements as of and for the six months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

As part of our ongoing integration activities related to the Sugar City acquisition, we continue to implement our controls and procedures and augment our company-wide controls to reflect the risks inherent in the acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the headings “Legal Proceedings” and “Litigation Related to the Vulcan Merger” in Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2020 10-K other than shown below related to the potential Merger. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2020 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2020 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The announcement and pendency of the Merger Agreement could have an adverse effect on our business.

On June 6, 2021, we entered into the Merger Agreement with Vulcan, and Grizzly Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Grizzly Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Vulcan.

We have scheduled a special meeting of our stockholders for August 16, 2021, so they can vote on whether to adopt the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, except as otherwise provided in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $74.00 in cash, without interest.

Uncertainty about the effect of the proposed Merger on our employees, customers, and suppliers may have an adverse effect on our business and operations that may be material to our company. There may be adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who maybe uncertain about their future roles following completion of the merger, and the possibility that our employees could lose productivity as a result of the uncertainty regarding their employment following the Merger. Any loss or distraction of such employees could have an adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could adversely affect our business and operations.

Our customers may experience uncertainty associated with the Merger, including with respect to concerns about possible changes to our products, services or policies. Similarly, our suppliers may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products and services, and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations, and financial condition in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions in the Merger Agreement.

The Merger Agreement contains a number of customary conditions to complete the Merger, including, (1) the approval of the Merger by the holders of a majority of the outstanding shares of common stock, (2) the absence of any law or injunction prohibiting the Merger, (3) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (4) subject to certain exceptions, the accuracy of the other party’s representations and warranties, (5) the absence of a material adverse effect with respect to the Company, and (6) performance in all material respects by each party of its obligations under the Merger.

We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

The failure to complete the Merger could adversely affect our business, financial condition, operating results, and stock price.

Completion of the Merger is subject to certain conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States. The process to obtain regulatory approvals could substantially delay, or prevent, the consummation of the Merger. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. If the Merger is not completed, our stock price could fall to the extent its current market price reflects an assumption that the Merger will be completed, and it is uncertain when, if ever, our stock price would return to the price at which our shares currently trade.

In addition, the Merger Agreement provides that we will be required to pay Vulcan Material Company a termination fee of $50 million in certain circumstances. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community and may necessitate us having to obtain additional financing, which may be unavailable on terms favorable to us, or at all. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, suppliers, and employees could continue or accelerate in the event of a failure to complete the Merger. We have been and may be subject to additional legal proceedings related to the transactions contemplated by the Merger Agreement. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of shares of our common stock during the three-month period ended June 30, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
April 1 - 30, 2021	—	$—	—	$—
May 1 - 31, 2021	49,372	55.60	—	—
June 1 - 30, 2021	24,614	73.48	—	—
Total	73,986	$61.55	—	$—
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

Item 6. Exhibits

2.1*
—Agreement and Plan of Merger, dated as of June 6, 2021 by and among Vulcan Material Company, Grizzly Merger Sub I, Inc. and U.S. Concrete, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 7, 2021 (File No. 001-34530)).

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

10.1*	—Amendment to the U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2021 (File No. 001-34530)).
10.2*
—Fourth Amended and Restated Loan and Security Agreement, dated June 25, 2021, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lenders parties thereto, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on June 25, 2021 (File No. 001-34530)).

10.3*
—Credit and Guaranty Agreement, dated June 25, 2021, among U.S. Concrete, Inc., the guarantors party thereto, the financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated on June 25, 2021 (File No. 001-34530)).

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

U.S. CONCRETE, INC.

Date:	August 5, 2021	By:	/s/ Gibson T. Dawson
Gibson T. Dawson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)